Form 10-K
period 1999-12-31
DISCOVERY OIL LTD
filed 2000-09-15
CIK 29071

This space intentionally left blank.

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1999

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT
         OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period

                        Commission  File  Number: 0-6541

                               DISCOVERY OIL, LTD.

               (Exact name of registrant as specified in its charter)

               DELAWARE                                       83-0207909
(State of Incorporation or Organization)             (IRS  Employer  ID  Number)

                   6127 RAMIREZ CANYON ROAD, MALIBU, CA  90265
                    (Address of Principal Executive Offices)

                                 (310) 457-1967
                         (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
         COMMON STOCK, $.01 PAR VALUE, PREFERRED STOCK, $1.00 PAR VALUE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.    YES    NO  (X)

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value August 17, 2000 was nil. As of August 17, 2000, there were 9,313,352 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                                TABLE OF CONTENTS

                                        PAGE

                                       PART I

Item  1.   Business                                                           3

Item  2.   Properties                                                         3

Item  3.   Legal  Proceedings                                                 3

Item  4.   Submission of Matters to a Vote of Security Members                3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                             4

Item  6.   Selected  Financial  Data                                        4-5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                         5

Item  8.   Financial  Statements                                           6-15

Item  9.   Changes  in  and  Disagreements  with  Accountants                16

                                    PART III

Item  10.  Directors and Executive Officers of the Registrant                16

Item  11.  Executive  Compensation                                           16

Item  12.  Security Ownership of Certain Beneficial Owners and Management    16

Item  13.  Certain  Relationships  and  Related  Transactions                17

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  17

Signature  Page                                                              17

Exhibit 27 Financial Data Schedule                                           18

                               DISCOVERY OIL, LTD.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART I


Item  1  -  BUSINESS

Discovery Oil, LTD. (hereinafter "the Company") originally organized under the laws of the State of Wyoming in 1964, it became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. Since 1992, the Company has had minimal income from the production of oil from several small wells near the city of Signal Hill, California. As of December 31, 1997, the Company was basically inactive, The Company occupies a small office of approximately 600 square feet.


Item  2  -  PROPERTIES

     None


Item  3  -  LEGAL  PROCEEDINGS

  None


Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  1999.

                               DISCOVERY OIL, LTD.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price of the Company's common stock during each quarter of the years 1999 and 1998 was nil; the Company's common stock was not trading.


(b)     Approximate  Number  of  Equity  Security  Holders.
        ---------------------------------------------------

Title  Class  (1)                    Number  of Record Holders December 31, 1999
-----------------------              -------------------------------------------
Common stock, par value                       Approximately  5,859  (1)
$.01  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  1999  or  1998.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:


                               Year Ended December 31,
                     ----------------------------------------------------------------
                          1995          1996         1997
                      (Unaudited)   (Unaudited)  (Unaudited)    1998          1999
                     -----------   -----------  -----------  -----------  -----------
Net Revenues         $    3,024    $    18,651   $  18,065   $    2,298   $    1,369
Net income (loss)       (26,858)        (7,466)     (5,930)     (18,755)     (17,005)
Per share                 (.003)         (.001)       (.001)      (.002)       (.002)
Cash dividends
   per share                 -0-            -0-          -0-         -0-          -0-


                               DISCOVERY OIL, LTD.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item  6  -  SELECTED  FINANCIAL  DATA  (CONTINUED)

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                               Year Ended December 31,
                     ----------------------------------------------------------------
                          1995          1996         1997
                      (Unaudited)   (Unaudited)  (Unaudited)    1998          1999
                     -----------   -----------  -----------  -----------  -----------

Current Assets       $       42    $    2,957   $    1,133   $       10   $      897
Current Liabilities     376,751       387,131      391,238      408,870      426,762
                     -----------   -----------  -----------  -----------  -----------
Working Capital        (376,709)     (384,174)    (390,105)    (408,860)    (425,865)
Total Assets                 42         2,957        1,133           10          897
Long-term debt               -0-           -0-          -0-          -0-          -0-
Stockholders'
   Equity (Deficit)    (376,709)     (384,175)    (390,105)    (408,860)    (425,865)



Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incurred a net loss of $17,005 in 1999 compared to a net loss of $18,755 for 1998. The majority of the loss for 1999 was attributed to interest expense accrued on a related party note and general administrative expenses.

The Company's liabilities for 1999 increased by $17,892 due to additional shareholder advances and accrued interest on related party notes. The Company's only asset is a cash balance of $897. Cash activity for the year was minimal and consisted primarily of advances from a shareholder, minimal revenues and payment of general administrative expenses.


Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following  Part II of the report.

                               DISCOVERY OIL, LTD.

                              FINANCIAL STATEMENTS

                           December 31, 1999 and 1998






                            Williams & Webster, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          W. 601 Riverside, Suite 1940
                               Spokane, WA  99201
                                 (509) 838-5111







                               DISCOVERY OIL, LTD.
                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS





     INDEPENDENT  AUDITOR'S  REPORT                              1

     FINANCIAL  STATEMENTS

     Balance  Sheets                                             2

     Statements  of  Operations                                  3

     Statement  of  Stockholders'  Equity                        4

     Statements  of  Cash  Flows                                 5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                       6

Board  of  Directors
Discovery  Oil,  Ltd.
Malibu,  CA  90265

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses from operations, has generated little revenue in the past years, and has substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in
Note 2, and include additional capitalization of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
June  30,  2000

                                  Discovery Oil, Ltd.
                                    Balance Sheets

                                           December 31,           December 31,
                                              1999                   1998
                                           ------------          ------------
ASSETS

     CURRENT  ASSETS
       Cash                                $       897           $        10
                                           ------------          ------------
     Total Current Assets                          897                    10
                                           ------------          ------------
TOTAL ASSETS                               $       897           $        10
                                           ============          ============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

     CURRENT  LIABILITIES
       Related party payable               $   177,355           $   179,460
       Interest payable to related party       249,407               229,410
                                           ------------          ------------

     Total Current Liabilities                426,762                408,870
                                           ------------          ------------


     COMMITMENTS AND CONTINGENCIES                 -                      -
                                           ------------          ------------

     STOCKHOLDERS'  EQUITY  (DEFICIT)
       Preferred stock, $1.00 par value;
         5,000,000  shares  authorized,
         no shares outstanding                     -                      -
       Common stock, $0.01  par  value;
         25,000,000  shares  authorized,
         9,313,352 shares issued
         and outstanding                        93,134                 93,134
       Discount on common stock                 (4,634)                (4,634)
       Accumulated deficit                    (514,365)              (497,360)
                                           ------------          ------------

       Total Stockholders' Equity (Deficit)  (425,865)               (408,860)
                                           ------------          ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)             $       897           $        10
                                           ============          ============








The accompanying notes are an integral part of these financial statements.

                                  Discovery Oil, Ltd.
                                Statement of Operations

                                           Year Ended             Year Ended
                                           December 31,           December 31,
                                              1999                   1998
                                           ------------          ------------
REVENUES                                   $     1,369           $     2,298
                                           ------------          ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Bank charges                                  120                   120
     Fees                                        2,500                   -
     Office and administration                     460                   721
                                           ------------          ------------

     Total Expenses                              3,080                   841
                                           ------------          ------------

OTHER  INCOME  (EXPENSE)
     Interest expense                           (19,997)             (20,212)
     Gain on sale of property                     4,703                  -
                                           ------------          ------------
     Total Other Income (Expense)               (15,294)             (20,212)
                                           ------------          ------------

LOSS BEFORE TAXES                               (17,005)             (18,755)

INCOME TAXES                                        -                    -
                                           ------------          ------------

NET LOSS                                   $   (17,005)          $   (18,755)
                                           ============          ============

BASIC AND DILUTED LOSS PER COMMON SHARE    $      nil            $      nil
                                           ============          ============

WEIGHTED AVERAGE NUMBER OF BASIC AND
  DILUTED  COMMON  SHARES OUTSTANDING       9,313,352              9,313,352
                                           ============          ============

















The accompanying notes are an integral part of these financial statements.

                                  Discovery Oil, Ltd.
                         Statement of Stockholders' Equity


                             Common Stock
                          ----------------------  Discount    Accum-
                          Number of               on Common   ulated
                          Shares      Amount      Stock       Deficit     Total
                          ----------  ----------  ----------  ----------  ----------
Balance,
December 31, 1997          9,313,352  $  93,134   $  (4,634)  $(478,605)  $(390,105)

Net loss for the year
 ending December 31, 1998        -          -           -       (18,755)    (18,755)
                          ----------  ----------  ----------  ----------  ----------
Balance,
December 31, 1998          9,313,352     93,134      (4,634)   (497,360)   (408,860)

Net loss for the year
 ending December 31, 1999        -          -           -       (17,005)    (17,005)
                          ----------  ----------  ----------  ----------  ----------

Balance,
December 31, 1999          9,313,352  $  93,134   $  (4,634)  $(514,365)  $(425,865)
                          ==========  ==========  ==========  ==========  ==========
































The accompanying notes are an integral part of these financial statements.

                                  Discovery Oil, Ltd.
                                Statement of Cash Flows

                                           Year Ended             Year Ended
                                           December 31,           December 31,
                                              1999                   1998
                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                              $   (17,005)          $   (18,755)
     Adjustments to reconcile net loss
       to net cash used by operating
       activities:
         Increase in interest payable           19,997                20,213
                                           ------------          ------------

Net cash provided by operating activities        2,992                 1,458
                                           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:              -                     -
                                           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in related
       party payable                            (2,105)               (2,581)
                                           ------------          ------------

Net cash used by financing activities           (2,105)               (2,581)
                                           ------------          ------------


Net increase (decrease) in cash                    887                (1,123)

Cash, beginning of period                           10                 1,133
                                           ------------          ------------

Cash, end of period                        $       897           $        10
                                           ============          ============

Supplemental  cash  flow  disclosures:
   Income taxes paid                       $       -             $       -
                                           ============          ============

   Interest paid                           $       -             $       -
                                           ============          ============














The accompanying notes are an integral part of these financial statements.

                             DISCOVERY OIL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Discovery Oil, Ltd. (hereinafter "the Company") originally organized under the laws of the State of Wyoming in 1964, it became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. Since 1992, the Company has had minimal income from the production of oil from several small wells near the city of Signal Hill, California. As of December 31, 1997, the Company was basically inactive. The Company maintains an office in Malibu, California. The Company's fiscal year end is December 31.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of Discovery Oil, Ltd. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting  Method
------------------

The Company's financial statements are prepared using the accrual method of accounting.

Use  of  Estimates
------------------

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

Going  Concern
--------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $17,005 and $18,755 for the years ended December 31, 1999 and 1998, respectively, and had minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of oil and gas properties. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             DISCOVERY OIL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventories
-----------

At the point the Company obtains inventories, they will be valued at the lower of cost or market. The cost of inventories of crude oil and petroleum products will be determined on the last-in, first-out (LIFO) method.

Impaired  Asset  Policy
-----------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." When the Company acquires assets, in complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company will determine impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Revenues
--------

The  Company  recognizes  royalty  income  when  it  is  received.

When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Provision  for  Taxes
---------------------

At December 31, 1999, the Company had cumulative net operating losses of approximately $510,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Exploration  Costs
------------------

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

                             DISCOVERY OIL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Loss  Per  Share
----------------

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share is the same, as there were no common stock equivalents outstanding.

Environmental  Expenditures
---------------------------

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation is accrued.

Derivative  Instruments
-----------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE  3  -  COMMON  STOCK

There was no change in the number of shares issued and outstanding for the years ended December 31, 1998 and 1999.

NOTE  4  -  RELATED  PARTY  NOTE  PAYABLE

In August of 1987, the Board of Directors entered into an agreement whereby all advances, accommodations and expenses advanced on behalf of the Company by Mr. Andrew Ippolito, a shareholder, would be repaid at the rate per annum equal to the prime rate plus two percent. Expenses advanced on behalf of the Company by Mr. Ippolito as of December 31, 1999 and 1998 equal $177,355 and $179,460, respectively, and are as follows:

                             DISCOVERY OIL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE  4  -  RELATED  PARTY  NOTE  PAYABLE  (CONTINUED)


                                            Rate           1999         1998
                                            ------     ----------     ----------
                   1987 Advances            10.21%     $   21,122     $   23,227
                   1988 Advances            11.32%        146,233        146,233
                   1989 Advances            12.87%         10,000         10,000
                                                       ----------     ----------
                                     Total             $  177,355     $  179,460

The interest payable as of December 31, 1999 and 1998 on these transactions was $249,407 and $229,410 respectively.

NOTE  5  -  YEAR  2000  ISSUES

Like other companies, Discovery Oil, Ltd. could be adversely affected if the computer systems of the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any costs associated with Year 2000 compliance are expensed when incurred. At this time, there have been no known adverse conditions caused by the year 2000 issue.

                               DISCOVERY OIL, LTD.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

In March 2000, the Company retained the certified public accounting firm of Williams and Webster, P.S. of Spokane, Washington as independent auditors for the 1999 and 1998 financial statements. There were no independent auditors prior to Williams and Webster, P.S. since Coopers & Lybrand in 1985

                                    PART III

Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Name of Executive
Officers and
Directors and                       Principal Occupation, Five-Year Business
Positions Held                 Age  History and Directorships
-----------------------------  ---  --------------------------------------------

Andrew V. Ippolito             62   Currently and for the past 25 years, Mr.
                                    Ippolito functioned as a business executive, diplomat, Honorary Consul General of Liberia and General Secretary of the Los Angeles
                                    Consular Corps, representing more than 86 countries and providing access to international finance and trade markets.
                                    Current President, Secretary and Chairman of the Board of Discovery Oil, LTD and co-founder of Sunshine Management
                                    International, serving as management and financial consultant to several foreign nations and corporations.

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

Item  11  -  EXECUTIVE  COMPENSATION

None


Item  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

     Andrew  V.  Ippolito,  owns  1,978,275  or 21.3% of the outstanding shares.

                               DISCOVERY OIL, LTD.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999


Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, Andrew V. Ippolito, has advanced cash to the Company totaling $177,355 as of December 31, 1999.



                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 6 of this report.

(b) Exhibits - Exhibit 27, Financial Data Schedule is filed as a part of this report.






                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)



/s/Andrew  V.  Ippolito                   Date:  August 18, 2000
----------------------------------------  --------------------------
President  and  Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.

s/Andrew  V.  Ippolito                   Date:  August 18, 2000
----------------------------------------  --------------------------
President  and  Director