Form 10-Q
period 1999-03-31
DISCOVERY OIL LTD
filed 2000-11-14
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

              QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                          Commission file number 0-6541

                               DISCOVERY OIL, LTD.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              83-0207909
(State  or  other  jurisdiction  of                      (IRS  Employer
incorporation  or  organization)                         Identification  Number)

                            6127 Ramirez Canyon Road
                                   Malibu, CA
                    (Address of principal executive offices)

                                      90265
                                   (Zip Code)

                                 (310) 457-1967
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes                                   No      X
                                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000:

                                    9,313,352

                                     PART I




                                                                           PAGE
                                                                           ----

ITEM  1

STATEMENT OF FINANCIAL POSITION AS OF MARCH 31, 2000                        3

STATEMENT  OF  OPERATIONS  FOR  THE  THREE  MONTH  PERIODS  ENDED
MARCH  31,  2000  AND  1999                                                 4

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  FOR  THE  THREE
MONTH  PERIODS  ENDED  MARCH  31, 2000 AND 1999                             5

STATEMENT  OF  CASH  FLOWS  FOR  THE  THREE  MONTH  PERIODS  ENDED
MARCH  31,  2000  AND  1999                                                 6

NOTES  TO  FINANCIAL  STATEMENTS                                            7

                                    Statement  of  Financial  Position  as  of
DISCOVERY  OIL,  LTD.               March  31,  2000  and  December  31,  1999
---------------------                ------------------------------------------


                                              (Unaudited)
                                                March 31,        December 31,
                                                  2000              1999
                                            ---------------    ---------------
ASSETS
  CURRENT ASSET - Cash                      $          176     $          897
                                            ---------------    ---------------

      TOTAL ASSETS                          $          176     $          897
                                            ===============    ===============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT  LIABILITIES
   Related party payable                    $      182,355     $      177,355
   Interest payable to related party               254,534            249,407
                                            ---------------    ---------------

           Total Current Liabilities              436,889             426,762
                                            ---------------    ---------------

STOCKHOLDERS' EQUITY
   Preferred stock; $1.00 par value;
     5,000,000 shares authorized; no
     shares  outstanding                               -                  -
   Common stock; $.01  par  value;
     25,000,000 shares authorized;
     9,313,352 shares issued and
     outstanding                                    93,134             93,134
   Discount on common stock                         (4,634)            (4,634)
   Accumulated deficit                            (525,213)          (514,365)
                                            ---------------    ---------------

            Total Stockholders' Equity            (436,713)          (425,865)
                                            ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $          176     $          897
                                            ===============    ===============












The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.          Statement  of  Operations  for  the  Three  Month
(UNAUDITED)                    Periods  Ended  March  31,  2000  and  1999
--------------------           -------------------------------------------

                                               March 31,          March 31,
                                                 2000               1999
                                            ---------------    ---------------
REVENUES                                    $        2,506     $          -
                                            ---------------    ---------------

OPERATING  EXPENSES
  Legal and Accounting                               3,000                -
  Bank Charges                                          30                 30
  Office Expense                                        53                -
  Fees                                                 269                -
  Telephone                                          1,045                -
  Travel                                               500                -
  Tax & Licenses                                     3,330                -
  Interest                                           5,127              4,999
                                            ---------------    ---------------

            Total Operating Expenses                13,354              5,029
                                            ---------------    ---------------

NET (LOSS)                                  $      (10,848)    $       (5,029)
                                            ===============    ===============


NET (LOSS) PER SHARE                        $     (NIL)        $     (NIL)
                                            ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES                9,563,340          9,563,340
                                            ===============    ===============
























The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD         Statement of Changes in Stockholders' Equity for the
(UNAUDITED)                the Three Month Periods Ended March 31, 2000 and 1999
------------------         -----------------------------------------------------


                      Common Stock              Discount on    Accum-
                      ------------------------    Common       ulated
                        Shares       Amount       Stock        Deficit      Total
                      -----------  -----------  -----------  -----------  -----------
Balances as
 of December 31,
 1998                   9,313,352  $   93,134   $   (4,634)   $(497,360)   $(408,860)

    Net (Loss)                                                   (5,029)      (5,029)
                      -----------  -----------  -----------  -----------  -----------
Balances  as  of
 March 31, 1999         9,313,352  $   93,134   $   (4,634)  $ (502,389)  $ (413,889)
                      ===========  ===========  ===========  ===========  ===========
Balances  as  of
 December 31, 1999     9,313,352   $   93,134   $   (4,634)  $ (514,365)  $ (425,865)

    Net (Loss)                                                  (10,848)     (10,848)
                      -----------  -----------  -----------  -----------  -----------
Balances  as  of
 March 31, 2000         9,313,352  $   93,134   $   (4,634)  $ (525,213)  $ (436,713)
                      ===========  ===========  ===========  ===========  ===========































The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.           Statement  of  Cash  Flows  for  the Three Month
(UNAUDITED)                     Periods  Ended  March  31,  2000  and  1999
--------------------            ------------------------------------------------


                                               March 31,          March 31,
                                                 2000               1999
                                            ---------------    ---------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
    Net (Loss)                              $      (10,848)    $       (5,029)
    Increase in interest payable                     5,127              4,999
                                            ---------------    ---------------
Net cash flows used from
  operating activities                              (5,721)               (30)
                                            ---------------    ---------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

    (Decrease) increase in related
       party payables                                5,000                 30
                                            ---------------    ---------------

NET DECREASE IN CASH                                  (721)               -

CASH AT BEGINNING OF PERIOD                            897                 10
                                            ---------------    ---------------

CASH AT END OF PERIOD                       $          176     $           10
                                            ===============    ===============



























The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.
(UNAUDITED)                                        Notes to Financial Statements
-----------


The financial statements of Discovery Oil, LTD. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Discovery Oil, LTD. believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in Discovery Oil, LTD.'s annual report on Form 10-K for the fiscal year ended December 31, 1999.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company's current liabilities increased from $426,762 as of December 31, 1999 to $436,889 as of March 31, 2000. This increase was due to a cash advance of $5,000 by the president of the Company, and accrued interest of $5,127. The Company's only asset, cash, decreased from $897 as of December 31, 1999 to $176 as of March 31, 2000 due to the payment of normal operating expenses.

The Company incurred as loss of $10,848 for the quarter ended March 31, 2000. Revenues of $2,506 for the quarter were derived from royalties on oil production. The primary expenses for the quarter consisted of $3,000 for accounting, $3,330 for taxes and licenses and $5,127 for accrued interest.

                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

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



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)

/s/ Andrew V. Ippolito                       October 15, 2000
_______________________________          __________________________
Andrew  V.  Ippolito                                 Date
         President  and  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.



/s/ Andrew V. Ippolito                       October 15, 2000
_______________________________          __________________________
Andrew  V.  Ippolito                                 Date
         President  and  Director