Form 10-Q
period 1999-06-30
DISCOVERY OIL LTD
filed 2000-11-14
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                             Commission file number

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

          Yes                                   No      X
                                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:

                                    9,313,352

                                     PART I





                                                                           PAGE
                                                                           ----

ITEM  1

Statement of Financial Position as of June 30, 2000 and December 31, 1999     3

Statement of Operations For the Three and Six  Month  Periods  Ended
June  30,  2000  and 1999                                                     4

Statement of Changes in Stockholders' Equity For the Three Month Periods
Ended  June  30,  2000  and  1999                                             5

Statement of Cash Flows For the Three and Six Month Periods
Ended  June  30,  2000  and 1999 and 1999                                     6

Notes to Financial Statements                                                 7

                                Statement  of  Financial  Position  as  of
DISCOVERY  OIL,  LTD.           June  30,  2000  and  December  31,  1999
---------------------           -----------------------------------------------


                                              (Unaudited)
                                                June  30,        December 31,
                                                  2000              1999
                                            ---------------    ---------------
ASSETS

  CURRENT ASSETS - Cash                     $            1     $          897
                                            ---------------    ---------------

TOTAL ASSETS                                $            1     $          897
                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT  LIABILITIES
     Related party payable                  $      179,355     $      177,355
     Interest payable to related party             259,508            249,407
                                            ---------------    ---------------
          Total current liabilities                438,863            426,762
                                            ---------------    ---------------

  STOCKHOLDERS' EQUITY
    Preferred  stock; $1.00 par value;
      5,000,000 shares authorized;
      no  shares  outstanding                          -                  -
    Common stock; $.01  par  value;
      25,000,000 shares authorized;
      9,313,352 shares issued and
      outstanding                                   93,134              93,134
    Discount on common stock                        (4,634)             (4,634)
    Accumulated deficit                           (527,362)           (514,365)
                                            ---------------    ---------------
         Total stockholders' equity               (438,862)          (425,865)
                                            ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $            1     $          897
                                            ===============    ===============















The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.            Statement of Operations for the Three and  Six
(UNAUDITED)                    Month  Periods  Ended  June 30, 2000 and 1999
------------------             -------------------------------------------------


                               June 30, 2000               June 30, 1999
                         --------------------------  --------------------------
                            Three          Six          Three          Six
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------
REVENUES                 $     8,136   $    10,642   $       -     $       -
                         ------------  ------------  ------------  ------------

OPERATING  EXPENSES
  Legal and accounting         2,000       5,000             -             -
  Bank charges                    30           60             30            60
  Office expense                  21           74            -             -
  Fees                         1,275        1,544            -             -
  Telephone                    1,835        2,880            -             -
  Travel                         -            500            -             -
  Miscellaneous expense          150          150            -             -
  Taxes and licenses             -          3,330            -             -
  Interest                     4,974       10,101          4,999         9,999
                         ------------  ------------  ------------  ------------
Total Operating Expenses      10,285        23,639         5,029        10,059
                         ------------  ------------  ------------  ------------

NET (LOSS)               $    (2,149)  $   (12,997)  $    (5,029)  $   (10,059)
                         ============  ============  ============  ============

NET (LOSS) PER SHARE     $     (NIL)   $     (NIL)   $     (NIL)   $     (NIL)
                         ============  ============  ============  ============

WEIGHTED AVERAGE
  NUMBER OF SHARES         9,313,352     9,313,352     9,313,352     9,313,352
                         ============  ============  ============  ============





















The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.         Statement of Changes in Stockholders' Equity for
(UNAUDITED)                   the Six Month Periods Ended June 30, 2000 and 1999
--------------------          --------------------------------------------------


                      Common Stock              Discount on    Accum-
                      ------------------------    Common       ulated
                        Shares       Amount       Stock        Deficit      Total
                      -----------  -----------  -----------  -----------  -----------

Balances as of
 December 31, 1998      9,313,352   $  93,134   $   (4,634)  $ (497,360)  $ (408,860)

Net (Loss)                                                      (10,059)     (10,059)
                      -----------  -----------  -----------  -----------  -----------

Balances as of
 June 30, 1999          9,313,352  $    93,134  $   (4,634)  $ (507,419)  $ (418,919)
                      ===========  ===========  ===========  ===========  ===========

                      Common Stock              Discount on    Accum-
                      ------------------------    Common       ulated
                        Shares       Amount       Stock        Deficit      Total
                      -----------  -----------  -----------  -----------  -----------

Balances as of
 December 31, 1999      9,313,352  $    93,134  $    (4,634)  $(514,365)  $ (425,865)

Net (Loss)                                                      (12,997)     (12,997)
                      -----------  -----------  -----------  -----------  -----------

Balances as of
 June 30, 2000          9,313,352  $    93,134  $   (4,634)  $  527,362)  $ (438,862)
                      ===========  ===========  ===========  ===========  ===========




















The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.          Statement of Cash Flows for the Three and Six
(UNAUDITED)                    Month  Periods  Ended  June  30,  2000 and 1999
--------------------           ------------------------------------------------

                               June 30, 2000               June 30, 1999
                         --------------------------  --------------------------
                            Three          Six          Three          Six
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
   Net (Loss)            $    (2,149)  $   (12,997)  $    (5,029)  $   (10,059)
   Increase in interest
     payable                   4,974        10,101         4,999         9,999
                         ------------  ------------  ------------  ------------
Net cash flows used
  from operating
  activities                   2,825        (2,896)          (30)          (60)
                         ------------  ------------  ------------  ------------

CASH FLOWS FROM
  FINANCING  ACTIVITIES
  Increase (decrease) in
    related party payable     (3,000)        2,000            20            50
                         ------------  ------------  ------------  ------------
Net cash flows used
  from financing
  activities                  (3,000)        2,000            20            50
                         ------------  ------------  ------------  ------------

NET DECREASE IN CASH            (175)         (896)          (10)          (10)

CASH AT BEGINNING
  OF PERIOD                      176           897            10            10
                         ------------  ------------  ------------  ------------
CASH AT END OF PERIOD    $         1   $         1   $       -     $       -
                         ============  ============  ============  ============




















The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.
(UNAUDITED)                                        Notes to Financial Statements
----------------------                            ------------------------------


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company's current liabilities increased from $436,889 to $438,863 during the quarter ended June 30, 2000. The Company's only asset, cash, decreased from $176 on March 31, 2000 to $1 as of June 30, 2000.

The  Company  incurred  a  loss  of  $2,149 for the quarter ended June 30, 2000.
Revenues of $8,136 for the quarter were derived from royalties on oil production. The primary expense for the quarter consisted of $2,000 for accounting and $4,947 for accrued interest.


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



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)




/s/Andrew  V.  Ippolito                                 Date:  October 15, 2000
--------------------------------------                  -----------------------
Andrew V. Ippolito
President  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/s/Andrew  V.  Ippolito                                 Date:  October 15, 2000
--------------------------------------                  -----------------------
Andrew V. Ippolito
President  and  Director