Form 10-Q
period 1999-09-30
DISCOVERY OIL LTD
filed 2000-11-15
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                     PART I


ITEM  1


     Statement of Financial Position as of September 30, 2000
     and  December  31,  1999                                                 3

     Statement of Operations For the Three and Nine Month Periods Ended
     September 30, 2000 and 1999                                              4

     Statement  of  Cash  Flows  For  the  Nine  Month  Periods
     Ended September 30, 2000 and 1999                                        5

     Notes  to  Financial  Statements                                         6

                                Statement  of  Financial  Position  as  of
DISCOVERY  OIL,  LTD.           September  30,  2000  and  December  31,  1999
---------------------           -----------------------------------------------



                                              (Unaudited)
                                             September 30,       December 31,
                                                  2000              1999
                                            ---------------    ---------------
ASSETS

CURRENT ASSETS - Cash                       $        2,935     $          897
                                            ---------------    ---------------

TOTAL ASSETS                                $        2,935     $          897
                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Related Party payable                     $      179,587     $      177,355
  Accrued interest payable related party           264,576            249,407
                                            ---------------    ---------------
      Total current liabilities                    444,163            426,762
                                            ---------------    ---------------

STOCKHOLDERS' EQUITY
  Preferred  stock; $1.00 par value;
    5,000,000 shares authorized;
    no shares  outstanding                             -                  -
  Common stock; $.01 par value;
    25,000,000 shares authorized;
    9,313,352 shares issued
    and outstanding                                 93,134             93,134
  Discount on common stock                          (4,634)            (4,634)
  Accumulated deficit                             (529,728)          (514,365)
                                            ---------------    ---------------
      Total stockholders' equity                  (441,228)          (425,865)
                                            ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $        2,935                897
                                            ===============    ===============














The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.            Statement of Operations for the  Three  and  Nine
(UNAUDITED)                    Month Periods Ended September 30, 2000  and  1999
-----------                    -------------------------------------------------


                             September 30, 2000          September 30, 1999
                         --------------------------  --------------------------
                            Three          Nine         Three          Nine
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------
REVENUES                 $     6,501   $    17,143   $     4,703   $     4,703
                         ------------  ------------  ------------  ------------

OPERATING  EXPENSES
  Legal and Accounting         2,500         7,500           -             -
  Bank Charges                    50           110            30            90
  Office Expense                  20            94           -             -
  Fees                           -           1,544           -             -
  Telephone                    1,227         4,107           153           153
  Miscellaneous Expense          -             150           -             -
  Travel                         -             500           -             -
  Tax & Licenses                 -           3,330           -             -
                         ------------  ------------  ------------  ------------
Total Operating Expenses       3,797        17,335           183           243
                         ------------  ------------  ------------  ------------
GAIN (LOSS) FROM
 OPERATIONS                    2,704          (192)        4,520         4,460
                         ------------  ------------  ------------  ------------

OTHER  EXPENSE
      Interest                 5,068         5,068         4,999        14,999
                         ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES      (2,364)       (5,260)         (479)       (10,539)

INCOME TAXES                      -0-           -0-           -0-            -0-
                         ------------  ------------  ------------  ------------

NET LOSS                 $    (2,364)  $    (5,260)  $      (479)  $   (10,539)
                         ============  ============  ============  =============

NET LOSS PER SHARE       $     (NIL)   $     (NIL)   $      (NIL)     $   (NIL)
                         ============  ============  ============  =============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING              9,313,352     9,313,352      9,313,352     9,313,352
                         ============  ============  ============  =============








The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.         Statement  of  Cash  Flows  for  the  Nine Month
(UNAUDITED)                   Periods Ended September 30, 2000 and 1999
---------------------         ------------------------------------------------




                                             September 30,       December 31,
                                                  2000              1999
                                            ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                  $      (15,361)    $      (10,539)
  Add item not requiring the use of cash:
    Increase in accrued interest                    15,168             14,999
                                            ---------------    ---------------
Net cash flows provided (used) by
   operating activities                               (193)             4,460
                                            ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in related
    party payable                                    2,231             (4,430)
                                            ---------------    ---------------
Net cash flows provided (used)
  from financing activities                          2,231             (4,430)

NET INCREASE IN CASH                                 2,038                 30
                                            ---------------    ---------------

CASH AT BEGINNING OF PERIOD                            897                 10
                                            ---------------    ---------------

CASH AT END OF PERIOD                       $        2,935     $           40
                                            ===============    ===============























The accompanying notes are an integral part of these financial statements.

DISCOVERY  OIL,  LTD.
(UNAUDITED)                              Notes  to  Financial  Statements
-----------                              --------------------------------


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
            FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company's current liabilities increased from $438,863 to $444,163 during the quarter ended September 30, 2000. The Company's only asset, cash, increased from $1 on June 30, 2000 to $2,935 as of September 30, 2000.

The Company incurred a loss of $2,364 for the quarter ended September 30, 2000. Revenues of $6,501 for the quarter were derived from royalties on oil production. The primary expense for the quarter consisted of $2,500 for accounting and $5,068 for accrued interest.




                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

     NONE

ITEM  2     CHANGES  IN  SECURITIES

     NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     NONE

ITEM  5     OTHER  INFORMATION

     NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     NONE

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)



/s/Andrew  V.  Ippolito                                 Date: November 15, 2000
--------------------------------------                  -----------------------
Andrew V. Ippolito
President  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.



/s/Andrew  V.  Ippolito                                 Date: November 15, 2000
--------------------------------------                  -----------------------
Andrew V. Ippolito
President  and  Director