Form 10-K
period 2000-12-31
DISCOVERY OIL LTD
filed 2001-04-13
CIK 29071

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  year  ended  December  31,  2000

(  )   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period

Commission  File  Number:  000-06541

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.  ___  YES    X  NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value April 4, 2001 was nil. As of April 4, 2001 there were 9,313,352 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                        PAGE
                                     PART I

Item  1.   Business                                                        3

Item  2.   Properties                                                      3

Item  3.   Legal  Proceedings                                              3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members     3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                          3

Item  6.   Selected  Financial  Data                                       4

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                      4

Item  8.   Financial  Statements                                           6

Item  9.   Changes  in  and  Disagreements  with  Accountants              6

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant       16

Item  11.  Executive  Compensation                                        17

Item  12.  Security Ownership of Certain Beneficial Owners and Management 17

Item  13.  Certain  Relationships  and  Related  Transactions             17

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    17

Signature  Page

                                     PART I

Item  1  -  BUSINESS

Discovery Oil, LTD. (hereinafter "the Company") was originally organized under the laws of the State of Wyoming in 1964. It became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. Since 1992, the Company has had occasional income from a 12.5% working interest in several small oil wells near the city of Signal Hill, California.


Item  2  -  PROPERTIES

The Company does not own any real estate but has an undivided 12.5% working interest in several small oil wells. The Company also maintains a small office in Malibu, California.


Item  3  -  LEGAL  PROCEEDINGS

  None.


Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  2000.


                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price of the Company's common stock during each quarter of the years 2000 and  1999  was  nil;  the  Company's  common  stock  was  not  trading.


(b)     Approximate  Number  of  Equity  Security  Holders

Title  Class  (1)                    Number  of Record Holders December 31, 2000
------------------------             -------------------------------------------
Common stock, par value                       Approximately  5,859  (1)
$.01  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  2000  or  1999.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:
                               Year Ended December 31,
                 ---------------------------------------------------------------
                     1996         1997
                 (Unaudited)  (Unaudited)      1998         1999         2000
                 -----------  -----------  -----------  -----------  -----------
Net Revenues     $    18,651  $    18,065  $     2,298  $     1,369  $   23,710
Net income (loss)     (7,466)      (5,930)     (18,755)     (17,005)    (15,496)
Per share              (.001)       (.001)       (.002)       (.002)      (.001)
Cash dividends
  per  share              -0-          -0-          -0-          -0-         -0-

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Balance  Sheet  Data:
                               Year Ended December 31,
                 ---------------------------------------------------------------
                     1996         1997
                 (Unaudited)  (Unaudited)      1998         1999         2000
                 -----------  -----------  -----------  -----------  -----------

Current Assets   $     2,957  $     1,133  $        10  $       897  $        0
Current
  Liabilities        387,131      391,238      408,870      426,762     441,361
Working Capital     (384,174)    (390,105)    (408,860)    (425,865)   (441,361)
Total Assets           2,957        1,133           10          897          -0-
Long-term debt            -0-          -0-          -0-          -0-         -0-
Stockholders'
  Equity (Deficit)  (384,174)    (390,105)    (408,860)    (425,865)   (441,361)

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues increased substantially during 2000 compared to 1999. The primary reason for the increase (from $1,369 to $23,710) in revenues was the rise in market prices for oil in 2000. Since the Company has a working interest participation (12.5%) in the wells, and is therefore not the operator, all costs of operating the oil wells are deducted before Discovery Oil, LTD. receives its net check. Thus, during 1999, since the market price of oil was down compared to that of 2000, the Company received very little revenue ($1,369) because of the fixed operating costs. Professional and administrative fees increased significantly during 2000 because the Company reactivated its reporting status with the Securities and Exchange Commission. Income from operations in 2000 was $4,001 compared to a loss from operations in 1999 of $(1,711).

The Company's working interest in the oil properties has been depleted to zero. As of December 21, 2000 the Company had no other assets.

As of December 31, 2000, liabilities consist of $172,457 payable to Andy Ippolito, the president of the Company, along with the related accrued interest of $268,904.

The Company estimates that as of December 31, 2000 it had about $47,175 worth of oil reserves on a discounted future cash flow basis, using a conservative price per barrel of $15.

Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.




                               DISCOVERY OIL, LTD.

                              FINANCIAL STATEMENTS

                                December 31, 2000






                            Williams & Webster, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                               Spokane, WA  99201
                                 (509) 838-5111



                               DISCOVERY OIL, LTD.
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS



     INDEPENDENT  AUDITOR'S  REPORT                              1

     FINANCIAL  STATEMENTS

          Balance  Sheets                                        2

          Statements  of  Operations                             3

          Statement  of  Stockholders'  Deficit                  4

          Statements  of  Cash  Flows                            5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                       6

Board of Directors
Discovery  Oil,  Ltd.
Malibu,  CA  90265

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses from operations, has negative net worth, and has substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2, and include additional capitalization of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
March  5,  2001

                               DISCOVERY OIL, LTD.
                                 BALANCE SHEETS




                                                December 31,      December 31,
                                                    2000             1999
                                               --------------   --------------
ASSETS

CURRENT  ASSETS
  Cash                                         $         -      $         897
                                               --------------   --------------
     Total  Current  Assets                              -                897
                                               --------------   --------------

OIL  AND  GAS  PROPERTIES                                -                -

TOTAL  ASSETS                                  $         -      $         897
                                               ==============   ==============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY  DEFICIT

CURRENT  LIABILITIES
  Related party payable                        $     172,457    $     177,355
  Interest payable to related party                  268,904          249,407
                                               --------------   --------------
     Total  Current  Liabilities                     441,361          426,762
                                               --------------   --------------

COMMITMENTS AND CONTINGENCIES                            -                -

STOCKHOLDERS'  DEFICIT
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized,
    no shares issued or outstanding                      -                -
  Common stock, $0.01  par  value;
    25,000,000  shares  authorized,
    9,313,352 shares issued and outstanding           93,134           93,134
  Discount on common stock                            (4,634)          (4,634)
  Accumulated deficit                               (529,861)        (514,365)
                                               --------------   --------------
     Total  Stockholders'  Deficit                  (441,361)        (425,865)
                                               --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $         -     $          897
                                               ==============   ==============








The accompanying notes are an integral part of these financial statements.
                                       -3-

                               DISCOVERY OIL, LTD
                            STATEMENTS OF OPERATIONS

                                             Year Ended           Year Ended
                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------

REVENUES                                  $         23,710    $          1,369
                                          -----------------   -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Bank  charges                                     158                 120
     Fees                                            1,579               2,500
     Travel                                            500                 -
     Tax  and  license                               3,330                 -
     Legal  and  accounting                          7,684                 -
     Office  and  administration                     6,458                 460
                                          -----------------   -----------------
        Total  Expenses                             19,709               3,080
                                          -----------------   -----------------

OPERATING  INCOME  (LOSS)                            4,001              (1,711)

OTHER  INCOME  (EXPENSE)
     Interest  expense                             (19,497)            (19,997)
     Gain  on  sale  of  property                      -                 4,703
                                          -----------------   -----------------
          Total  Other  Income  (Expense)          (19,497)            (15,294)
                                          -----------------   -----------------

LOSS  BEFORE  TAXES                                (15,496)            (17,005)

INCOME  TAXES                                          -                   -
                                          -----------------   -----------------

NET  LOSS                                 $        (15,496)   $        (17,005)
                                          =================   =================

BASIC  AND  DILUTED  NET  LOSS  PER
   COMMON SHARE                           $            nil    $            nil
                                          =================   =================

WEIGHTED  AVERAGE  NUMBER  OF
     BASIC  AND  DILUTED  COMMON
     SHARES  OUTSTANDING                         9,313,352           9,313,352
                                          =================   =================













   The accompanying notes are an integral part of these financial statements.
                                       -4-

                               DISCOVERY OIL, LTD
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                             Common Stock
                          ----------------------  Discount    Accum-
                          Number of               on Common   ulated
                          Shares      Amount      Stock       Deficit     Total
                          ----------  ----------  ----------  ----------  ----------
Balance, Dec. 31, 1998     9,313,352  $  93,134   $  (4,634)  $(497,360)  $(408,860)

Net loss for the year
  ending Dec. 31, 1999           -          -           -       (17,005)    (17,005)
                          ----------  ----------  ----------  ----------  ----------
Balance, Dec. 31, 1999     9,313,352     93,134      (4,634)   (514,365)   (425,865)

Net loss for the year
 ending Dec. 31, 2000            -          -           -       (15,496)    (15,496)
                          ----------  ----------  ----------  ----------  ----------

Balance, Dec. 31, 2000     9,313,352  $  93,134   $  (4,634)  $(529,861)  $(441,361)
                          ==========  ==========  ==========  ==========  ==========

































The accompanying notes are an integral part of these financial statements

                               DISCOVERY OIL, LTD
                             STATEMENT OF CASH FLOWS

                                             Year Ended           Year Ended
                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                             $        (15,496)   $        (17,005)
     Adjustments to reconcile net loss
     to net cash provided  by operating
     activities:
       Increase  in  interest  payable              19,497              19,997
                                          -----------------   -----------------
Net cash provided by operating activities            4,001               2,992
                                          -----------------   -----------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:              -                   -
                                          -----------------   -----------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Net decrease in related party payable          (4,898)             (2,105)
                                          -----------------   -----------------
Net cash used by financing activities               (4,898)             (2,105)
                                          -----------------   -----------------
Net  increase  (decrease)  in  cash                   (897)                887

Cash,  beginning  of  period                           897                  10
                                          -----------------   -----------------

Cash,  end  of  period                    $            -      $            897
                                          =================   =================

Supplemental  cash  flow  disclosures:
   Income taxes paid                       $           -      $            -
                                           ================   =================

   Interest paid                           $           -      $            -
                                           ================   =================




















The accompanying notes are an integral part of these financial statements

                               DISCOVERY OIL, LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Discovery Oil, Ltd. (hereinafter "the Company"), originally organized under the laws of the State of Wyoming in 1964, became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. Since 1992, the Company has had occasional income from a 12.5% working interest in several small oil wells near the city of Signal Hill, California. The Company does not operate these wells. The Company maintains an office in Malibu, California. The Company's fiscal year end is December 31.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $15,496 for the year ended December 31, 2000, and has a negative net worth. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of oil and gas properties. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               DISCOVERY OIL, LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Provision  for  Taxes
---------------------

At December 31, 2000, the Company had cumulative net operating losses of approximately $500,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Exploration  Costs
------------------

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

                               DISCOVERY OIL, LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Environmental  Expenditures
---------------------------

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation would be accrued. The Company has no known environmental remediation liabilities at December 31, 2000.

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE  3  -  COMMON  STOCK

There was no change in the number of shares issued and outstanding for the year ended December 31, 2000 and 1999.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

In August of 1987, the Company's board of directors entered into an agreement whereby all advances, accommodations and expenses advanced on behalf of the Company by Mr. Andrew Ippolito, a shareholder, would be repaid at the rate per annum equal to the prime rate plus two percent. Expenses advanced on behalf of the Company by Mr. Ippolito as of December 31, 2000 equal $172,457 and are as follows:

                               DISCOVERY OIL, LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  4  -  RELATED  PARTY  NOTE  PAYABLE  (CONTINUED)

                                 Rate            2000            1999
                             -----------      -----------     -----------

           1987 Advances          10.21%      $   16,224      $   21,122
           1988 Advances          11.32%         146,233         146,233
           1989 Advances          12.87%          10,000          10,000
                             -----------      -----------     -----------
           Total                              $  172,457      $  177,355
                                               ==========     ===========

The interest payable as of December 31, 2000 and 1999 on these transactions was $268,904 and $249,407, respectively.

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Environmental  Issues
---------------------

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

                               DISCOVERY OIL, LTD.
                       UNAUDITED SUPPLEMENTAL INFORMATION
                                December 31, 2000

Reserve  Quantity  Information
------------------------------

Following is a summary of reserve quantity information for 2000 (oil reserves are stated in barrels):

United States - Proved developed and undeveloped oil reserves:

                            Beginning of year   unknown
                            End of year          31,338

Standardized  Measure  of  Discounted  Future  Net  Cash  Flows
---------------------------------------------------------------

Following is a summary of the standardized measure of discounted future net cash flows and related changes relating to proved oil reserves for 2000:

                                                                 United States
                                                                 --------------
Future cash inflows*                                             $     470,072
Future production and development costs*                              (369,563)
Future  income  tax  expenses*                                         (23,504)
10% annual discount for estimated timing of cash flows                 (29,830)
                                                                ---------------
Standardized measure of discounted future net cash flows        $       47,175
                                                                ===============

*Future net cash flows were computed using year-end prices ($15.00 per barrel) and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil reserves in which the Company has mineral interests.

                                    PART III

Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Name of Executive Officers and Directors and Positions Held
Principal Occupation, Five-Year Business History and
Directorships                                                                Age
                                                                             ---

Andrew V. Ippolito, President and Chairman of the Board of Directors          63
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

M. Jeanett Ippolito, Secretary and a Director                                 61
Mrs. Ippolito has  been  a  real  estate  broker  for  over  20  years.

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

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, Andrew V. Ippolito, has advanced cash to the Company totaling $172,457 as of December 31, 2000.

                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
             FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 6 of this report.

(b)     Exhibits

         No  additional  exhibits  are  filed  as  a  part  of  this  report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)


/S/ Andrew V. Ippolito                  April  4,  2001
-------------------------------         ---------------
Andrew  V.  Ippolito                          Date
President  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/ Andrew V. Ippolito                  April  4,  2001
-------------------------------         ---------------
Andrew  V.  Ippolito                          Date
President  and  Director