Form 10-Q
period 2001-03-31
DISCOVERY OIL LTD
filed 2001-05-18
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

          Yes                                   No       X
                                                       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares outstanding of each of the issuer's classes of
common  stock  as  of  May  3,  2001:         9,313,352

                                TABLE OF CONTENTS

                                     PART I

            PAGE


ITEM  1

     Statement of Financial Position as of March 31, 2001
       and  December  31,  2000                                             3

     Statement  of  Operations  For  the  Three  Month  Periods  Ended
       March  31,  2001  and  2000                                          4

     Statement  of  Cash  Flows  For  the  Three  Month  Periods
       Ended  March  31,  2001  and  2000                                   5

     Notes  to  Financial  Statements                                       6

ITEM  2

      Management's Discussion and Analysis of Financial Condition and
        Results  of  Operations                                             7

                                     PART II

ITEM  1      Legal  Proceedings                                             8

ITEM  2      Changes  in Securities                                         8

ITEM  3      Defaults  Upon Senior Securities                               8

ITEM  4      Submission of Matters to a Vote of Security  Holders           8

ITEM  5      Other  Information                                             8

ITEM  6      Exhibits and Reports on Form 8-K                               8

Signatures                                                                  9

Statement  of  Financial  Position  as  of
DISCOVERY  OIL,  LTD.     March  31,  2001  and  December  31,  2000
---------------------     ------------------------------------------



                                                    March  31,     December 31,
                                                       2001           2000
                                                    (Unaudited)
                                                   -------------  -------------

ASSETS

CURRENT  ASSET  -  Cash                            $     28,892   $          0
                                                   -------------  -------------

TOTAL  ASSETS                                      $     28,892   $          0
                                                   =============  ==============

LIABILITIES  AND  STOCKHOLDERSEQUITY  (DEFICIT)

CURRENT  LIABILITIES
   Related  party  payable                         $    156,964   $     172,457
   Interest payable to related party                    273,383         268,904
   Convertible  notes  payable                           52,250               0
   Interest  payable                                        330               0
                                                   -------------  -------------

         Total  Current  Liabilities                    482,927        441,361
                                                   -------------  -------------

STOCKHOLDERSEQUITY  (DEFICIT)
   Preferred stock; $1.00 par value; 5,000,000
     shares authorized; no shares outstanding               -              -
   Common stock; $.01 par value; 25,000,000
     shares authorized; 9,313,352 shares
     issued and outstanding                              93,134         93,134
   Discount  on  common  stock                           (4,634)        (4,634)
   Accumulated  deficit                                (542,535)      (529,861)
                                                   -------------  -------------

Total  StockholdersEquity  (Deficit)                   (454,035)      (441,361)
                                                   -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERSEQUITY (DEFICIT) $     28,892   $          0
                                                   =============  =============

DISCOVERY  OIL,  LTD.          Statement of Operations for the Three Month
(UNAUDITED)                    Periods  Ended  March  31,  2001  and  2000
-----------                    -------------------------------------------


                                                    March  31,     March  31,
                                                       2001           2000
                                                   -------------  -------------


REVENUES                                           $      4,417   $      2,506
                                                   -------------  -------------
OPERATING  EXPENSES
     Legal  and  accounting                               7,739          3,000
     Bank  charges                                           10             30
     Office  expense                                         55             53
     Fees                                                 2,070            269
     Telephone                                            1,109          1,045
     Travel                                               1,000            500
     Tax  &  licenses                                       -            3,330
     Miscellaneous  expense                                 300            -
     Interest                                             4,809          5,127
                                                   -------------  -------------

            Total  Operating  Expenses                   17,092         13,354
                                                   -------------  -------------

NET  (LOSS)                                        $    (12,675)  $    (10,848)
                                                   =============  =============


NET  (LOSS)  PER  SHARE                            $     (NIL)    $     (NIL)
                                                   =============  =============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES                 9,563,340      9,563,340
                                                   =============  =============

DISCOVERY  OIL,  LTD.     Statement  of  Cash  Flows  for  the Three Month
(UNAUDITED)               Periods  Ended  March  31,  2001  and  2000
-----------               --------------------------------------------


                                                    March  31,     March  31,
                                                       2001           2000
                                                   -------------  -------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
    Net  (Loss)                                    $    (12,675)  $    (10,848)
    Increase  in  interest  payable                       4,809          5,127
                                                   -------------  -------------

Net cash flows used from operating activities            (7,866)        (5,721)
                                                   -------------  -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES                    -              -
                                                   -------------  -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

    (Decrease) increase in related
       party  payables                                  (15,492)         5,000
     Increase in convertible notes payable               52,250            -
                                                   -------------  -------------

Net cash flows provided from financing activities        36,758          5,000
                                                   -------------  -------------

NET  INCREASE  (DECREASE)  IN  CASH                      28,892           (721)

CASH  AT  BEGINNING  OF  PERIOD                             -              897
                                                   -------------  -------------

CASH  AT  END  OF  PERIOD                         $      28,892   $        176
                                                   =============  =============

DISCOVERY  OIL,  LTD.
(UNAUDITED)                              Notes  to  Financial  Statements
-----------                         -------------------------------------


The financial statements of Discovery Oil, LTD. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Discovery Oil, LTD. believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in Discovery Oil, LTD.'s annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                        FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS  OF  OPERATIONS

For the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000

For the three months ended March 31, 2001, the Company experienced a net loss of $12,675 compared to a net loss of $10,848 during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other transfer agent fees.

During the three-month periods ended March 31, 2001 and 2000, the Company generated revenue from operations of $4,417 and $2,506, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three-month period ended March 31, 2001, the Company used $7,866 of cash in operating activities and generated $52,250 of cash through the issuance of short-term notes. The Company has minimal recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock.

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



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)


/S/  Andrew V. Ippolito                                 May  16,  2001
-----------------------------                           --------------
Andrew  V.  Ippolito                                    Date
President  and  Director