Form 10-K/A
period 2000-12-31
DISCOVERY OIL LTD
filed 2001-07-02
CIK 29071

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           FORM 10-K-A (AMENDMENT #1)

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For  the  transition  period

                         Commission File Number:  0-6541

                               DISCOVERY OIL, LTD.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     83-020790
(State  of  Incorporation  or  Organization)          (IRS Employer ID Number)

                   6127 RAMIREZ CANYON ROAD, MALIBU, CA  90265
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

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.   ____  YES    X  NO

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

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                        PAGE
                                     PART I

Item  1.   Business                                                            3

Item  2.   Properties                                                          3

Item  3.   Legal  Proceedings                                                  3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members         3

Item  5.   Bankruptcy                                                          3

                                     PART II

Item  6.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                              4

Item  7.   Selected  Financial  Data                                         4-5

Item  8.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                          5

Item  9.   Financial  Statements                                            7-19

Item  10.   Changes  in  and  Disagreements  with  Accountants                 6

                                    PART III

Item  11.  Directors  and  Executive  Officers  of  the  Registrant           20

Item  12.  Executive  Compensation                                            20

Item  13.  Security Ownership of Certain Beneficial Owners and Management     20

Item  14.  Certain  Relationships  and  Related  Transactions                 21

                                     PART IV

Item  15.  Exhibits, Financial Statement Schedules, and  Reports on Form 8-K  21

Signature  Page
Exhibit  Index

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000

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

Item  3  -  LEGAL  PROCEEDINGS

  None.

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  2000.

Item  5  -  BANKRUPTCY

On August 5, 1986, the Company filed a Petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy Code as then in force. Chapter 11 refers to reorganization proceedings under the protection and supervision of the United States Bankruptcy Court. On March 23, 1988, the Company proposed its plan for reorganization in Bankruptcy. The Company's plan was confirmed on May 5, 1988. By August of 1988, all distributions required by the Plan had been made. The Plan was primarily based upon the acquisition of Crystal River Refining Company, and the contemplated operation of its business; however the operations of Crystal River proved unsatisfactory, a lawsuit was brought by Discovery Oil for breach of the acquisition agreement and a judgment was entered in favor of Discovery Oil; but the judgment proved uncollectable by reason of the judgment debtor's filing of a discharge Bankruptcy pursuant to Chapter 7 of the Code. The Chapter 7 estate was without assets. On July 15, 1996, the Court entered its ORDER AND FINAL DECREE which order confirmed the execution of the plan and concluded all proceedings and jurisdiction of the Bankruptcy.

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000

                                     PART II

Item  6  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price of the Company's common stock during each quarter of the years 2000 and 1999 was nil; the Company's common stock was not trading.

(b)     Approximate  Number  of  Equity  Security  Holders
        --------------------------------------------------

Title  Class  (1)                    Number  of Record Holders December 31, 2000
-----------------------               -------------------------------------------
Common stock, par value                       Approximately  5,859  (1)
$.01  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  2000  or  1999.

Item  7  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:

                               Year Ended December 31,
                     1996        1997
                 (Unaudited)  (Unaudited)      1998         1999       2000
                 -----------  -----------  -----------  ----------  -----------
Net Revenues       $ 18,651    $ 18,065    $   2,298    $   1,369     $ 23,710
Net income (loss)   (7,466)      (5,930)     (18,755)     (17,005)     (15,496)
Per share            (.001)       (.001)       (.002)       (.002)       (.001)
Cash dividends
   per share            -0-          -0-          -0-          -0-          -0-

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Balance  Sheet  Data:

                               Year Ended December 31,
                     1996        1997
                 (Unaudited)  (Unaudited)      1998         1999       2000
                 -----------  -----------  -----------  ----------  -----------
Current Assets   $    2,957   $    1,133   $       10   $     897   $        0
Current
 Liabilities        387,131      391,238      408,870     426,762      441,361
Working Capital   (384,174)     (390,105)    (408,860)   (425,865)    (441,361)
Total Assets         2,957         1,133           10         897           -0-
Long-term debt          -0-           -0-          -0-         -0-          -0-
Stockholders'
 Equity (Deficit) (384,174)     (390,105)    (408,860)   (425,865)    (441,361)

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000

Item 8 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item  9  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.


Item  10  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000





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

[/TABLE]


















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

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000

                                   PART III


Item  11  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

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

Item  12  -  EXECUTIVE  COMPENSATION

None


Item  13  -  SECURITY OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     Andrew  V.  Ippolito,  owns  1,978,275  or 21.3% of the outstanding shares.


Item  14  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, Andrew V. Ippolito, has advanced cash to the Company totaling $172,457 as of December 31, 2000.

                               DISCOVERY OIL, LTD
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 2000


                                     PART IV

Item  15  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 6 of this report.

(b)  Exhibits

99.1  Notice  of Order Confirming Plan and Discharge May 13, 1988

99.2  Order  of  Final  Decree  (Bankruptcy)  July  15, 1996

99.3  Original  Signature etc.  Declaration  of  Andrew  Ippolito, etc.



                                  SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)


/S/  Andrew V. Ippolito          June  21,  2001
------------------------------   ---------------
Andrew  V.  Ippolito                   Date
President  and  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/  Andrew V. Ippolito            June  21,  2001
-------------------------------   ----------------
Andrew  V.  Ippolito                    Date
President  and  Director