Form 10-Q
period 2001-06-30
DISCOVERY OIL LTD
filed 2001-08-10
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission file number 0-6541

                               DISCOVERY OIL, LTD.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    83-0207909
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation  or  organization)


                            6127 Ramirez Canyon Road
                                   Malibu, CA
                    (Address of principal executive offices)

                                      90265
                                   (Zip Code)

                                 (310) 457-1967
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes     (X)          No    ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares outstanding of each of the issuer's classes of
common  stock  as  of  July  24,  2001:           9,313,352

                                TABLE OF CONTENTS



                                     PART I


                                                                          PAGE

ITEM  1     Balance  Sheets  as  of  June  30,  2001
            and  December  31,  2000                                         3

   Statement  of  Operations  For  the  Three  and  Six  Month
   Periods  Ended  June  30,  2001  and  2000                                4

   Statement  of  Cash  Flows  For  the  Six  Month  Periods
   Ended  June  30,  2001  and  2000                                         5

   Notes  to  Financial  Statements                                          6

ITEM  2     Management's Discussion and Analysis of Financial Condition
            and Results  of  Operations                                      7

                                     PART II

ITEM  1      Legal  Proceedings                                              8

ITEM  2      Changes  in Securities                                          8
ITEM  3      Defaults  Upon Senior Securities                                8

ITEM  4      Submission  of  Matters  to  a  Vote  of  Security  Holders     8

ITEM  5      Other  Information                                              8

ITEM  6      Exhibits and Reports on Form 8-K                                8

   Signatures                                                                8

                          BALANCE  SHEETS AS OF
DISCOVERY  OIL,  LTD.     JUNE  30,  2001  AND  DECEMBER  31,  2000
---------------------     -----------------------------------------

ITEM  1:  FINANCIAL  STATEMENTS



                                                  (Unaudited)
                                                    June  30,     December  31,
                                                      2001           2000
                                                 --------------  --------------
ASSETS
------

CURRENT  ASSET  -  Cash                          $      10,414   $         -
                                                 --------------  --------------

TOTAL  ASSETS                                    $      10,414   $         -
                                                 ==============  ==============


LIABILITIES  AND  STOCKHOLDERSDEFICIT
-------------------------------------

CURRENT  LIABILITIES
   Related party payable                         $     157,464   $     172,457
   Interest  payable  to  related  party               235,096         268,904
   Convertible  notes  payable                          77,000             -
   Interest  payable                                    1,856              -
                                                 --------------  --------------

         Total  Current  Liabilities                   471,416         441,361

STOCKHOLDERSEQUITY  (DEFICIT)
   Preferred stock; $1.00  par value; 5,000,000
     shares authorized; no  shares outstanding             -               -
   Common  stock; $.01 par value; 25,000,000
    Shares authorized; 9,313,352 shares
    issued  and  outstanding                            93,134          93,134
   Discount  on  common  stock                          (4,634)         (4,634)
   Accumulated  deficit                               (549,502)       (529,861)
                                                 --------------  --------------

         Total  StockholdersDeficit                   (461,002)       (441,361)
                                                 --------------  --------------

TOTAL  LIABILITIES  AND  STOCKHOLDERSDEFICIT     $     10,414    $         -
                                                 ==============  ==============

DISCOVERY OIL, LTD.            STATEMENT OF OPERATIONS FOR THE THREE AND SIX
(UNAUDITED)                    MONTH  PERIODS  ENDED  JUNE  30,  2001  AND  2000
-----------                    -------------------------------------------------


                                June  30,  2001          June  30,  2000
                         --------------------------  --------------------------
                            Three          Six         Three          Six
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------
REVENUES                 $     5,910   $    10,328   $     8,136   $  10,642
                         ------------  ------------  ------------  ------------

OPERATING  EXPENSES

General and
  administrative expenses      7,050        19,334         5,311        13,538
                         ------------  ------------  ------------  ------------

Total Operating Expenses       7,050       19,334          5,311        13,538
                         ------------  ------------  ------------  ------------

OTHER  EXPENSES

Interest  expense              5,827        10,635         4,974        10,101
                         ------------  ------------  ------------  ------------

Total  Other  Expenses         5,827        10,635         4,974        10,101
                         ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES      (6,967)      (19,641)       (2,149)      (12,997)
                         ------------  ------------  ------------  ------------

INCOME  TAXES                    -             -             -             -
                         ------------  ------------  ------------  ------------

NET  (LOSS)              $    (6,967)  $   (19,641)  $    (2,149)  $   (12,997)
                         ============  ============  ============  ============

NET (LOSS) PER SHARE     $      (NIL)  $      (NIL)  $      (NIL)  $      (NIL)
                         ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   BASIC AND DILUTED       9,313,352   9,313,352       9,313,352     9,313,352
                         ============  ============  ============  ============

DISCOVERY  OIL,  LTD.        STATEMENT  OF  CASH  FLOWS  FOR  THE  SIX  MONTH
(UNAUDITED)                  PERIODS  ENDED  JUNE  30,  2001  AND  2000
-------------------          -------------------------------------------




                                                      2001           2000
                                                 --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
    Net  (Loss)                                  $     (19,641)  $     (12,997)
    Increase (decrease) in interest payable            (31,953)         10,101
                                                 --------------  --------------
Net cash flows (used) provided from
  operating  activities                                (51,594)         (2,896)
                                                 --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
    Increase (decrease) in related party payable       (14,992)          2,000
    Increase  in  convertible  notes  payable           77,000             -
                                                 --------------  --------------
Net cash flows provided (used) from
  financing  activities                                 62,008           2,000
                                                 --------------  --------------

NET  (DECREASE)  INCREASE  IN  CASH                     10,414            (896)

CASH  AT  BEGINNING  OF  PERIOD                            -               897
                                                 --------------  --------------

CASH  AT  END  OF  PERIOD                        $      10,414   $           1
                                                 ==============  ==============

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS
  INFORMATION
     Cash  paid  during  the  year  for:
          Interest                               $      42,588   $         -
                                                 ==============  ==============
          Income  tax                            $         -     $         -
                                                 ==============  ==============























DISCOVERY  OIL,  LTD.
(UNAUDITED)                              NOTES  TO  FINANCIAL  STATEMENTS
-----------                         -------------------------------------


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















              [The balance of this page left intentionally blank.]

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

RESULTS  OF  OPERATIONS

For the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

For the six months ended June 30, 2001, the Company experienced a net loss of $19,641 compared to a net loss of $12,997 during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other transfer agent fees.

During the six-month periods ended June 30, 2001 and 2000, the Company generated revenue from operations of $10,328 and $10,642.

For the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

For  the  three  months  ended  June  30, 2001, the Company had a loss of $6,967 compared  to  a  net  loss  of $2,149 during the comparable period in 2000.  The increase in the second quarter loss in 2001 as compared to the net loss during the same quarter in 2000 is primarily due to increased general and administrative expenses associated with the audit of its financial statements and the preparation and filing of reports necessary to be in compliance with the Securities and Exchange Commission.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the six-month period ended June 30, 2001, the Company used $51,594 of cash in operating activities and generated $62,008 of cash through the issuance of debt to be converted into stock in the near future less amounts paid on related party notes. The Company has minimal recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock.


















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



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)

/s/ Andrew V. Ippolito                     August 9, 2001
----------------------------------         --------------
Andrew  V.  Ippolito                            Date
President  and  Director