Form 10-Q
period 2001-09-30
DISCOVERY OIL LTD
filed 2001-11-14
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                          Commission file number 0-6541

                               DISCOVERY OIL, LTD.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      83-0207909
(State  or  other  jurisdiction  of               (IRS Employer Id. Number)
incorporation  or  organization)


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

          Yes     (X)                              No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares outstanding of each of the issuer's classes of common  stock  as  of  October  23,  2001:  20,039,971

                               DISCOVERY OIL, LTD.
                                   FORM 10-Q
                    For the period ended September 30, 2001

                                TABLE OF CONTENTS



                                     PART I

                                                                      PAGE



ITEM  1 - Financial Statements

   Balance  Sheets  as  of  September  30,  2001
      and  December  31,  2000                                          3

   Statement  of  Operations  For  the  Three  and  Nine  Month
      Periods  Ended  September  30,  2001  and  2000                   4

   Statement  of  Cash  Flows  For  the  Nine  Month  Periods
      Ended  September  30,  2001  and  2000                            5

   Notes  to  Financial  Statements                                     6

ITEM  2 - Management's Discussion and Analysis of Financial
          Condition and Results  of  Operations                         7

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

                               DISCOVERY OIL, LTD.
                                   FORM 10-Q
                    For the period ended September 30, 2001


ITEM  1:  FINANCIAL  STATEMENTS

                          BALANCE SHEETS AS OF SEPTEMBER 30, 2001
DISCOVERY  OIL,  LTD.     AND DECEMBER 31, 2000
---------------------     ----------------------------------------------


                                             September 30,  December  31,
                                                 2001          2000
                                              (Unaudited)
                                             -------------  -------------

ASSETS

CURRENT  ASSET  -  Cash                      $      3,400   $        -
                                             -------------  -------------

TOTAL  ASSETS                                $      3,400   $        -
                                             =============  =============

LIABILITIES  AND  STOCKHOLDERSDEFICIT
-------------------------------------

CURRENT  LIABILITIES
   Related  party  payable                   $        -      $   172,457
   Interest payable to related party                  -          268,904
   Convertible  notes  payable                        -              -
   Interest  payable                                  -              -
   Accounts  payable                               4,631             -
                                             -------------  -------------

         Total  Current  Liabilities               4,631         441,361
                                             -------------  -------------

STOCKHOLDERSEQUITY  (DEFICIT)
   Preferred stock; $1.00 par value;
     5,000,000  shares
     authorized;  no  shares  outstanding
   Common  stock; $.01 par  value;
     25,000,000  shares authorized;
     9,313,352 shares issued and outstanding          -           93,134
   Common  stock; $.001 par value;
     100,000,000 shares authorized;
     20,039,971 shares issued and outstanding      20,041            -
   Additional  paid-in  capital                   568,596            -
   Discount  on  common  stock                     (4,634)        (4,634)
   Accumulated  deficit                          (585,234)      (529,861)
                                             -------------  -------------
        Total  Stockholders' Deficit               (1,231)      (441,361)
                                             -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $      3,400   $        -
                                             =============  =============


See the accompanying notes.

DISCOVERY  OIL, LTD.      STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTH
(UNAUDITED)               PERIODS  ENDED  SEPTEMBER  30,  2001  AND  2000
-----------               ---------------------------------------------------

                                     September  30,  2001       September  30,  2000
                                 --------------------------  --------------------------
                                    Three         Nine          Three        Nine
                                    Months        Months        Months       Months
                                 ------------  ------------  ------------  ------------
REVENUES                         $     5,394   $    15,721   $     6,501   $    17,143
                                 ------------  ------------  ------------  ------------

OPERATING  EXPENSES

General and administrative
  expenses                            37,439        56,772         3,797        17,335
                                 ------------  ------------  ------------  ------------

Total  Operating  Expenses            37,439        56,772         3,797        17,335
                                 ------------  ------------  ------------  ------------

GAIN  (LOSS)  FROM  OPERATIONS       (32,045)      (41,051)        2,704          (192)

OTHER  EXPENSES
     Interest  expense                 3,687        14,322         5,068        15,169
                                 ------------  ------------  ------------  ------------
     Total  Other  Expenses            3,687        14,322         5,068        15,169
                                 ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME
  TAXES                              (35,732)      (55,373)       (2,364)      (15,361)

INCOME  TAXES                            -             -             -             -
                                 ------------  ------------  ------------  ------------

NET  INCOME  (LOSS)             $    (35,732) $    (55,373)  $      (479)  $   (10,539)
                                 ============  ============  ============  ============

NET  (LOSS)  PER SHARE          $       nil    $       nil   $       nil   $       nil
                                 ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC
  AND DILUTED                     15,297,173   11,329,878      9,313,352     9,313,352
                                 ============  ============  ============  ============












See the accompanying notes.

DISCOVERY  OIL,  LTD.       STATEMENT  OF  CASH  FLOWS  FOR  THE  NINE MONTH
(UNAUDITED)                 PERIODS  ENDED  SEPTEMBER  30,  2001  AND  2000
----------------------      ------------------------------------------------



                                                     2001            2000
                                                 -------------  -------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net  Income  (Loss)                            $    (55,373)  $    (15,361)
  Items  not  requiring  the  use  of  cash
    Issuance  of  common  stock  for  services         20,400            -
    Increase  in  accounts  payable                     4,631            -
    Increase  (decrease)  in interest payable         (28,266)        15,168
                                                 -------------  -------------
Net cash flow  (used  provided from
  operating  activities                               (58,608)          (193)
                                                 -------------  -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Increase (decrease) in related party payable        (14,992)         2,231
  Convertible  notes  issued                           77,000            -
                                                 -------------  -------------
Net cash flows provided (used) from
  financing  activities                                62,008          2,231
                                                 -------------  -------------

NET  (DECREASE)  INCREASE  IN  CASH                     3,400          2,038

CASH  AT  BEGINNING  OF  PERIOD                           -              897
                                                 -------------  -------------

CASH  AT  END  OF  PERIOD                        $      3,400   $      2,935
                                                 =============  =============

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS
  INFORMATION
     Cash  paid  during  the  year  for:
          Interest                               $     42,588    $      -
                                                 =============  =============
          Income  tax                            $        -      $      -
                                                 =============  =============

Non-cash investing and financing transactions:
  Conversion of shareholder debt to additional
    paid-in  capital                             $    215,516    $      -
  Conversion of shareholder debt to
    common  stock                                     279,986           -
                                                 -------------  -------------
                                                 $    495,502   $       -
                                                 =============  =============








See the accompanying notes.

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

                               DISCOVERY OIL, LTD.
                                   FORM 10-Q
                    For the period ended September 30, 2001

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

RESULTS  OF  OPERATIONS

For the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

For the nine months ended September 30, 2001, the Company generated a net loss of $55,373 compared to a net loss of $15,361 experienced during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to increased general and administrative expenses associated with the Company's audit of its financial statements and other transfer agent fees.

During the nine-month periods ended September 30, 2001 and 2000, the Company generated revenue from operations of $15,721 and $17,143.

For the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

For the three months ended September 30, 2001, the Company had a net loss of $35,732 compared to a net loss of $2,364 during the comparable period in 2000. The increase in the third quarter loss in 2001 as compared to the net loss during the same quarter in 2000 is primarily due to increased general and administrative expenses associated with the audit of its financial statements and the preparation and filing of reports necessary to be in compliance with the Securities and Exchange Commission.


FINANCIAL  CONDITION  AND  LIQUIDITY

During the nine-month period ended September 30, 2001, the Company used $58,608 of cash in operating activities and generated $62,008 of cash through the issuance of debt to be converted into stock in the near future less amounts paid on related party notes. The Company has minimal recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock.

                               DISCOVERY OIL, LTD.
                                   FORM 10-Q
                    For the period ended September 30, 2001


                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

     NONE

ITEM  2     CHANGES  IN  SECURITIES

     NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                        HOLDERS

     NONE

ITEM  5     OTHER  INFORMATION

     NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     NONE

                               DISCOVERY OIL, LTD.
                                   FORM 10-Q
                    For the period ended September 30, 2001

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



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)

/s/ Andrew V. Ippolito
---------------------------
Andrew  V.  Ippolito                         Date:  November 14, 2001
President  and  Director