Form 10-K
period 2001-12-31
DISCOVERY OIL LTD
filed 2002-04-15
CIK 29071

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period _______to_______

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

             Securities Registered Under Section 12 (b) of the Act:
                                      NONE
                                 (Title of Class)

             Securities Registered Under Section 12 (g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.      (X)YES          ( ) NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB. [X]

     As of April 5, 2002, the Registrant had 20,039,971 shares of common stock outstanding with a par value of $0.001. The aggregate market value of the Registrant's common stock held by non-affiliates as of April 5, 2002 was $1,680,493. The Registrant's revenues for the most recent fiscal year were $37,442.

     The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years. The Company is entering the Regulation SB disclosure system by filing its annual report with the Commission on this Form 10-KSB.

                                TABLE OF CONTENTS

                                      PAGE
                                     PART I

Item  1.     Description  of  Business                                       1

Item  2.     Description  of  Properties                                     2

Item  3.     Legal  Proceedings                                              7

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     7

                                     PART II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related
             Stockholder Matters                                             7

Item  6.     Management's  Discussion  and  Analysis  of Financial
             Condition and Results  of  Operations                           8

Item  7.     Financial  Statements                                           9

Item  8.     Changes  in  and  Disagreements  with  Accountants              22

                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant        22

Item  10.    Executive  Compensation                                         22

Item  11.    Security Ownership of Certain Beneficial Owners and Management  22

Item  12.    Certain  Relationships  and  Related  Transactions              23

Item  13.    Exhibits  and  Reports  on  Form  8-K                           23

Signatures                                                                   24

                                     PART I

EXPLANATORY NOTE: As used in this report; the terms "we", "us", and "our" are sometimes used to refer to Discovery Oil, Ltd. and, as the context requires, its management.

ITEM  1.  DESCRIPTION  OF  BUSINESS

SAFE  HARBOR  STATEMENT

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performances and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "intends",
"estimates", "forecast", "project", and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions; many of which are based on management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, other statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

GENERAL

Discovery Oil, Ltd. (the "Company", "Registrant", or "Discovery Oil"), was originally organized under the laws of the State of Wyoming in 1964. The Company became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. In 1988 the company filed a petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy code in a United States Bankruptcy Court. On July 10, 1996, the Court entered its order and Final Decree, confirming the execution of the Company's reorganization plan and concluding all proceedings and jurisdiction of the bankruptcy.

The Company has a non-operating working interest in six producing oil wells having proved reserves. The working interest grants the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil produced and marketed from each well. The oil wells are near the city of Signal Hill, California; the Company maintains an office in Malibu, California.

EMPLOYEES

The Company has no paid employees. Neither of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation. The Company has no oral or written contracts for services with any member of management.

RISK  FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the year ended December 31, 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The  Company  must  expand  its  operations
-------------------------------------------

The Company's long-term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing properties or negotiating a business combination with a profitable business entity. There is no assurance that the Company will be successful in its plans to expand its operations.

Limited  financial  resources
-----------------------------

The Company has limited financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common stock to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required.

Prices  of  oil  and  natural  gas  fluctuate  widely based on market conditions
--------------------------------------------------------------------------------

The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

-     political  conditions  in  oil  producing  and  exporting  countries;
-     the  supply  and  price  of  foreign  oil  and  gas;
-     the  level  of  consumer  product  demand;
-     the  price  and  availability  of  alternative  fuels;  and
- the effect of federal and state regulation on production and transportation

The  Company  must  replace  the  reserves  it  produces
--------------------------------------------------------

A substantial portion of the Company's oil and gas properties contain proved developed reserves. Successful development and production of those reserves cannot be assured. There is no assurance that the Company's present oil and gas wells will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, that there will be favorable markets for oil and gas which may be produced in the future or that production rates achieved in early periods can be maintained.

The  Company  faces  intense  competition
-----------------------------------------

The oil and natural gas industry is highly competitive. The Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. The Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs.

Company  reserves  are  uncertain
---------------------------------

Estimating Company proved reserves involves many uncertainties, including factors beyond the Company's control. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

-     historical  production  from  the properties compared with      production
      from  other  producing  properties;
-     the  effects  of  regulation  by  governmental  agencies;
-     future  oil  and  gas  prices;  and
- future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

Governmental  regulation,  environmental risks and taxes could adversely  affect
--------------------------------------------------------------------------------
the  Company's  operations
--------------------------

The Company's oil and natural gas operations are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

Environmental  risks
--------------------

The Company is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Company may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence or fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company. The Company believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

Oil  and  gas  interests
------------------------

In April of 1984, the Company purchased a non-operating working interest in six producing oil wells near the city of Signal Hill, California. The working interest grants the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil and gas produced and sold from each well.

Geologic  definition  or  description  of  properties
-----------------------------------------------------

The Company's working interest is in six producing oil wells having proved reserves contained on approximately 21 acres located in the Long Beach Oil Field near the city of Signal Hill, California. The wells are "stripper wells" (producing less than 15 barrels per day), and derive their production from Pliocene and Miocene sands.

Drilling  activities
--------------------

The Company does not participate in any drilling activities or farmout agreements. Under a farmout agreement, outside parties undertake exploration activities using prospects owned by the Company. This would enable the Company to participate in exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect. During the year ended December 31, 2001, no wells were drilled under farmout agreements.

Oil  and  gas  production,  prices  and  costs
----------------------------------------------

As of December 31, 2001, the Company had a 12.5% non-operating working interest in six wells that produce oil, only.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Notes 2 and 9 to the financial statements included in Item 7 of this report. The reserve estimates for the reporting year were prepared by an Independent Exploration Company, the operator of the wells and the majority owner of the wells. Estimates, provided by Independent Exploration Company, are based on historic production data and the analyses of their technical staff.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended December 31, 2001.

Customers
---------

During fiscal year 2001, the Company had one major customer. The Company does not believe that it is dependent on a single customer. The Company has the option to change customers if conditions so warrant.

ITEM  3.  LEGAL  PROCEEDINGS

  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

A special shareholders' meeting was held on August 10, 2001. At the meeting a majority of the common shares (11,877,625 out of the total issued and outstanding of 19,312,702) were present to vote at the meeting and unanimously passed three proposals:

- Proposal 1: To increase the total authorized common stock from twenty-five million shares to two hundred million shares, and to decrease the par value of the common stock from $0.01 to $0.001 per share by an amendment to the Articles of Incorporation.

- Proposal 2. To further amend the Articles of Incorporation to eliminate the provision authorizing preferred shares.

- Proposal 3: To authorize the Board of Directors to insure additional shares of common stock pursuant to Rule 506 and Section 4(2) to accredited investors to raise funds in the amount of $100,000 as needed.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low bid prices as reported by the Over-the-Counter Bulletin Board (OTCBB) for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. Currently the stock is traded on the OTCBB under the symbol "DSCY".

YEAR  ENDED  DECEMBER  31,  2000
--------------------------------
                               HIGH            LOW
                            ----------     ----------
Quarter  ended  3-31-00     No  trades     No  trades
Quarter  ended  6-30-00     No  trades     No  trades
Quarter  ended  9-30-00     No  trades     No  trades
Quarter  ended 12-31-00     No  trades     No  trades

YEAR  ENDED  DECEMBER  31,  2001
--------------------------------
                               HIGH            LOW
                            ----------     ----------
Quarter  ended  3-31-01     No  trades     No  trades
Quarter  ended  6-30-01     No  trades     No  trades
Quarter  ended  9-30-01      $  0.42        $  0.01
Quarter  ended 12-31-01      $  0.35        $  0.11

Holders.     The  number of stockholders  of  record on April 5, 2002 was 5,860.

Dividends.   No dividends have been paid or declared during the last five years;
and the registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto. The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS  OF  OPERATIONS

For  the  year  ended December 31, 2001, compared to the year ended December 31,
2000

The Company reported a net loss of $60,762 for the year ended December 31, 2001, compared to a net loss of $15,496 reported for the year ended December 31, 2000. The increase in the net loss during 2001 was primarily due to increased general and administrative expenses and lower prices received from oil sales.

Oil sales for the year ended December 31, 2001, were $37,442, and were generated from sales of 1,907 barrels of oil at an average sales price of $19.63 per barrel. During 2000, the Company had sales of $42,427 generated from sales of 1,714 barrels of oil at an average sale price of $24.75 per barrel.

Direct oil production expenses during the year ended December 31, 2001, were $14,883, compared to $18,717 for the year ended December 31, 2000.

General and administrative expenses of $69,000 were incurred during 2001, compared to $19,709 during the year ended December 31, 2000. The increase in general and administrative expenses during 2001 related primarily to costs incurred in connection with the Company's audit of its financial statements, filings with the Securities and Exchange Commission, and listing its common stock on the Over-the-Counter Bulletin Board.

Interest expense decreased from $19,497 during the year ended December 31, 2000 to $14,321 for the year ended December 31, 2001. The decrease was due to a corresponding decrease in a related party payable during 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY

Total assets at December 31, 2001, were $4,332, stockholders' deficit was $6,621 and the accumulated deficit was $590,623. Net cash used by operations was $58,949 during the year ended December 31, 2001, and $77,000 of cash was provided by convertible promissory notes sold during 2001.

The  Company's  liabilities decreased substantially from $441,361 as of December
31, 2000, to $10,953 as of December 31, 2001, due to the conversions of a related party payable, convertible promissory notes and accrued interest to common stock. As of December 31, 2001 the company had a negative working capital of $6,621. The Company's working interest in its oil properties has been depleted to zero.

The Company plans to fund its operations during fiscal year 2002, through advances from related parties and net revenues from oil sales. Management believes that additional funding may also be available through sales of the Company's common stock, although there can be no assurance the Company will be successful in selling its common stock.

ITEM  7.  FINANCIAL  STATEMENTS

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Discovery  Oil,  LTD.

We have audited the accompanying balance sheet of Discovery Oil, LTD. ("the Company") as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Discovery Oil, LTD. as of December 31, 2000, were audited by other auditors whose report dated March 5, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, LTD. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
March  22,  2002

                               DISCOVERY OIL, LTD.
                                TABLE OF CONTENTS



                                                                          Page

Balance  Sheets,  December  31,  2001  and  2000                           F-3

Statements  of Operations for the years ended December 31, 2001 and 2000   F-4

Statements  of  Changes  in  Stockholders'  Deficit
for  the  years  ended  December  31,  2001  and  2000                     F-5

Statements  of Cash Flows for the years ended December 31, 2001 and 2000   F-6

Notes  to  Financial  Statements                                      F-7-F-16














































DISCOVERY  OIL,  LTD.
BALANCE  SHEETS
December  31,  2001  and  2000





                                                   2001            2000
                                              --------------  --------------
ASSETS
Current  assets:
     Cash                                     $       3,058   $           0
     Accounts  receivable                             1,274
                                              --------------  --------------
          Total  assets                       $       4,332   $           0
                                              ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
     Accounts  payable                        $      10,819
     Related  party  payable                            134   $     172,457
     Interest  payable  to  related  party                          268,904
                                              --------------  --------------
          Total  liabilities                         10,953         441,361
                                              --------------  --------------

Commitments  and  Contingencies

Stockholders' deficit:
  Common  stock, $0.001 and $0.01 par value;
    200,000,000 and 25,000,000 shares
    authorized; 20,039,971 and 9,313,352
    shares issued and outstanding                    20,041          93,134
Common  stock  discount                                              (4,634)
Additional  paid-in  capital                        563,961
          Accumulated  deficit                     (590,623)       (529,861)
                                              --------------  --------------
          Total  stockholders'  deficit              (6,621)       (441,361)
                                              --------------  --------------

 Total liabilities and stockholders' deficit  $       4,332   $           0
                                              ==============  ==============

















    The accompanying notes are an integral part of the financial statements.

DISCOVERY  OIL,  LTD.
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2001  and  2000


                                                   2001            2000
                                              --------------  --------------

Revenues:
     Sales  of  oil                                  37,442          42,427
                                              --------------  --------------

Operating  expenses:
  Direct  costs  of  production                      14,883          18,717
  General and administrative expenses                69,000          19,709
                                              --------------  --------------
                                                     83,883          38,426
                                              --------------  --------------

Other  expenses:
  Interest  expense                                  14,321          19,497
                                              --------------  --------------
                                                     14,321          19,497
                                              --------------  --------------

Net  loss                                     $     (60,762)  $     (15,496)
                                              ==============  ==============

Net  loss  per  share-basic                   $         Nil   $         Nil
                                              ==============  ==============

Weighted-average shares outstanding-basic        13,525,298       9,313,352
                                              ==============  ==============




























    The accompanying notes are an integral part of the financial statements.

DISCOVERY  OIL,  LTD.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
For  the  years  ended  December  31,  2001  and  2000



                      COMMON  STOCK       ADDITIONAL  DISCOUNT ON
                  ----------------------  PAID-IN     COMMON      ACCUMULATED
                  SHARES       AMOUNT     CAPITAL     STOCK       DEFICIT     TOTALS
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance,
 Dec. 31, 1999    9,313,352   $   93,134  $      -    $   (4,634) $ (514,365) $ (425,865)

Net  loss                                                            (15,496)    (15,496)
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance,
 Dec. 31, 2000     9,313,352      93,134         -        (4,634)   (529,861)  (441,361)

Issuance of
 common stock for
 related party
 payable and
 accrued interest  8,979,350      89,793      305,310                           395,103

Issuance of
 common stock
 for consulting
 services          1,020,000      10,200       10,200                            20,400

Issuance of
 common stock
 for convertible
 promissory notes
 and accrued
  interest           727,269       7,273       72,726                            79,999

Adjustment to
 common stock
 par value                      (180,359)     175,725      4,634                    -

Net  loss                                                            (60,762)    (60,762)
                  ----------  ----------  ----------  ----------  ----------  ----------
Balance,
 Dec. 31, 2001    20,039,971  $   20,041  $  563,961  $      -    $ (590,623) $   (6,621)
                  ==========  ==========  ==========  ==========  ==========  ==========













    The accompanying notes are an integral part of the financial statements.

DISCOVERY  OIL,  LTD.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2001  and  2000


                                                   2001            2000
                                              --------------  --------------
Cash  flows  from  operating  activities:
  Net  loss                                   $     (60,762)  $     (15,496)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Common stock issued for consulting
      services          20,400
  Change  in:
    Accounts receivable                              (1,274)
    Accounts payable                                 10,819
    Interest payable to related party               (28,266)          19,497
    Related  party  payable                             134
                                              --------------  --------------
Net cash provided (used) by operating
  activities                                        (58,949)          4,001
                                              --------------  --------------

Cash  flows  from  financing  activities:
  Proceeds  from  related  party  payable             2,007
  Proceeds from convertible promissory notes         77,000
  Payments  on  related  party  payable             (17,000)         (4,898)
                                              --------------  --------------
Net cash provided (used) by financing
  activities                                         62,007          (4,898)
                                              --------------  --------------

Net  change  in  cash                                 3,058            (897)

Cash,  beginning  of  year                                0             897
                                              --------------  --------------

Cash,  end  of  year                          $       3,058   $           0
                                              ==============  ==============


Supplemental  cash  flows  disclosure:
  Cash paid for related party interest        $     42,588
                                              =============

Non-cash  financing  activities:
  Conversion  of  related  party  payable,
    convertible  promissory  notes  and
    accrued  interest  into  common  stock    $    475,102
                                              =============











    The accompanying notes are an integral part of the financial statements.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

1.     DESCRIPTION  OF  BUSINESS

Discovery Oil, Ltd. ("the Company"), originally organized under the laws of the State of Wyoming in 1964, became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. In 1988, the Company filed a Petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy Code in a United States Bankruptcy Court. On July 10, 1996, the Court entered its Order and Final Decree, confirming the execution of the Company's reorganization plan and concluding all proceedings and jurisdiction of the bankruptcy. Currently, the Company has a 12.5% non-operating working interest in six small oil wells near the city of Signal Hill, California, and maintains an office in Malibu, California.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses for several years and has a stockholders' deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through related party advances and locating an entity that wishes to engage in a business combination with the Company. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation

Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties; not included in production expenses are depreciation, depletion and amortization
("DD&A")  expenses  and  corporate  administration  expenses.

Cash  and  cash  equivalents

For the purpose of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be cash equivalents.

Use  of  estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Income  taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net  loss  per  share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2001 and 2000, the Company had no outstanding stock options, warrants, or other convertible securities, accordingly, only basic EPS is presented.

Fair  values  of  financial  instruments

The carrying amounts of financial instruments including cash, accounts receivable, and accounts payable, approximated their fair values as of December 31, 2001 and 2000. The carrying values of related party payable and accrued interest payable approximated their fair values based upon management's assessment of the fair values of comparable instruments as of December 31, 2001 and 2000.

Segment  information

During the years ended December 31, 2001 and 2000, all of the Company's revenues came from sales of oil to a single customer.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications have no affect on total assets or stockholders' deficit as reported.

Oil  properties

The Company's oil properties consist of a non-operating working interest in six producing oil wells having proved reserves. The working interest grants the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil produced and marketed from each well. Unless otherwise indicated, quantitative information contained herein regarding the Company's oil properties and the production therefrom relates to the working interest. All of the Company's oil properties are in the United States.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Oil  properties, Continued

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. The Company amortizes capitalized costs on the units-of-production method based on production and total estimated proved reserves.

New  accounting  pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

In  August  2001,  the  FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

3.     INCOME  TAXES

The Company recorded no income tax provision for the years ended December 31, 2001 and 2000, as during those years net losses were incurred. During 2001, the Company's prior years' tax-basis net operating losses substantially expired pursuant to the provisions of Internal Revenue Code Section 382, and upon the Company's issuance of additional shares of its common stock (See Note 7). Accordingly, any deferred tax asset associated with prior years' net operating losses is not recognized in the Company's financial statements.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

4.     CONVERTIBLE  PROMISSORY  NOTES

During 2001, the Company sold $77,000 of its convertible promissory notes to certain accredited individual investors. The principal balances of the notes were due one year from the date of issue and included accrued interest at 9% per annum. The holders of the notes had rights to convert the notes into unregistered shares of the Company's common stock at a rate of $0.11 per share. In August of 2001, all of the note holders exercised their conversion rights and converted $79,999 of convertible promissory note principal and accrued interest into 727,269 shares of the Company's unregistered common stock.

5.     RELATED  PARTY  PAYABLE

In August of 1987, the Company's board of directors entered into an agreement with Andrew V. Ippolito, president and a director, whereby Mr. Ippolito's advances, accommodations and expenses paid on the Company's behalf would accrue interest equal to the prime rate plus two percent in effect at the time of the advances. At December 31, 2000, the related party payable was composed as follows:

     YEAR           RATE            AMOUNT
     ----         -------          ---------
     1987          10.21%          $  16,224
     1988          11.32%            146,233
     1989          12.87%             10,000
                                   ---------
                                   $ 172,457
                                   =========

Accrued interest on  Mr. Ippolito's payable was $268,904, at December 31, 2000.

In July of 2001, Mr. Ippolito agreed to convert the principal balance of the payable due him along with a portion of the accrued interest, into unregistered shares of the Company's common stock at a rate of $0.02 per share. Accordingly, the Company issued 8,979,350 shares of its unregistered common stock to Mr. Ippolito in exchange for the extinguishment of the account payable and accrued interest due him. In connection with the transaction, Mr. Ippolito also agreed to forgive the remaining balance of unconverted accrued interest. The Company recorded the conversion and the forgiveness of unconverted interest in its common stock and paid-in capital accounts according to the provisions of Accounting Principles Board No. 26 and its guidance on extinguishment transactions between related parties.

The schedule below summarizes the activity in the related party payable and accrued interest accounts during 2001:
                                RELATED PARTY
                                PAYABLE         ACCRUED INTEREST     TOTAL
                                -------------   ----------------   ------------
Balance, December 31, 2000      $    172,457    $       268,904    $   441,361
                                -------------   ----------------   ------------
Advances  and  accruals                2,141             11,323         13,464
Payments                             (17,000)           (42,588)       (59,588)
Conversion to common stock          (157,464)           (22,123)      (179,581)
Forgiveness  of accrued interest         -             (215,516)      (215,516)
                                -------------   ----------------   ------------
Total                               (172,323)          (268,904)       441,221
                                -------------   ----------------   ------------
Balance,  December  31,  2001   $        134    $             0    $       134
                                =============   ================   ============

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

6.     COMMITMENTS  AND  CONTINGENCIES

In connection with the purchase of the its 12.5% non-operating working interest in six oil wells, the Company entered into an operating agreement with the majority owner and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential future development of the wells. Oil prices are extremely volatile and instances may occur where the Company's revenues from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sale revenue and add to overall operation costs.

Domestic oil operations are also subject to extensive federal regulation and potential interruption or termination by governmental authorities on account of environmental and other regulatory considerations. The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase the overall costs to the Company.

7.     STOCKHOLDERS'  DEFICIT

Common  stock

The Company has one class of issued and outstanding common stock. Prior to 2001, the par value of the common stock was $0.01, and 25 million shares were authorized for issue. Pursuant to a majority shareholder action at a special meeting of shareholders held in August of 2001, the Company's Certificate of Incorporation was amended to increase the number of shares of common stock authorized for issue to 200 million shares, to decrease the par value of the Company's common stock to $0.001 per share, and to eliminate the provision authorizing preferred stock of the Company.

Preferred  stock

At December 31, 2000, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $1.00 per share, none of which had been issued. The provision authorizing preferred stock was eliminated through an amendment to the Company's Certificate of Incorporation during 2001 (see "Common Stock").

Common  stock  discount

In prior years, the Company issued common stock at per-share amounts less than the common stock's par value. As a result, at December 31, 2000, a common stock discount of $4,643 was recorded in the Company's stockholders' deficit accounts. The common stock discount was extinguished during 2001 when the Company reduced the par value of its common stock and converted certain debts into common stock equity.

Common  stock  issued  for  consulting  services

During 2001, the Company issued an aggregate of 1,020,000 shares to three consultants that had provided accounting and financial services to the Company. In connection with the issuance, the Company recorded an expense of $20,400, approximating the value of the services rendered.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS, CONTINUED

7.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

Common  stock  issued  for  related  party  payable

In July of 2001, Andrew V. Ippolito, the Company's president and a director, converted $157,464 due him together with accrued interest totaling $22,123, into 8,979,350 shares of the Company's unregistered common stock. The related party payable and accrued interest were converted at $0.02 per share (See Note 5).

Convertible  promissory  notes  converted  to  common  stock

In August of 2001, the holders of outstanding convertible promissory notes converted principal and accrued interest of $79,999 into 727,269 shares of the Company's unregistered common stock at $0.11 per share (See Note 4).

8.     RELATED  PARTY  TRANSACTIONS

The Company occupies office space provided by Andrew V. Ippolito, the Company's president and a director. The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes. The Company reimburses Mr. Ippolito for various out-of-pocket and general and administrative expenses inccured by him on the Company's behalf. During 2001, the Company's reimbursements to Mr. Ippolito totaled approximately $11,000.

DISCOVERY  OIL,  LTD.
SUPPLEMENTAL  INFORMATION
For  the  years  ended  December  31,  2001  and  2000  (Unaudited)

The following notes include unaudited supplemental financial information as currently required by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board.

9.     ESTIMATED  QUANTITIES  OF  OIL  AND  GAS  RESERVES  (UNAUDITED)

Proved reserves are the estimated quantities of crude oil, which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and under existing operating conditions.

The estimation of reserves requires substantial judgment on the part of petroleum engineers and may result in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant.

The Company's proved reserves are contained on approximately 21 acres located in the Long Beach Oil Fields near the city of Signal Hill, California.

Following is a reconciliation of the Company's estimated net quantities of proved oil reserves, based upon net oil production after royalties to be generated from the Company's working interest and as estimated by petroleum consultants.

     Barrels  of  Oil
     ----------------

     Proved  reserves,  December  31,  1999                         33,052
     Oil production for the period ended December 31, 2000          (1,714)
                                                                  ---------
     Proved  reserves,  December  31,  2000                         31,338
                                                                  ---------
     Oil production for the year ended December 31, 2001            (1,907)
                                                                  ---------
     Proved  reserves,  December  31,  2001                         29,431
                                                                  =========

The  Company's  current  properties have no remaining natural gas reserves.

DISCOVERY  OIL,  LTD.
SUPPLEMENTAL  INFORMATION,  CONTINUED:
For  the  years  ended  December  31,  2001  and  2000  (Unaudited)

10.     STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE NET CASH FLOWS (UNAUDITED)

Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraphs.

Future cash inflows and future production and development costs are determined by applying year-end oil prices and costs to the estimated quantities of oil to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:

                                                    2001               2000
                                              --------------    ---------------
     Future  cash  inflows                    $     389,822     $     470,072
     Future  production  costs                     (374,919)          (393,070)
     Future  income  tax  provision                  (5,067)          (26,185)
                                              --------------    ---------------
     Future  net  cash  flows                         9,836             50,817
     Effect  of  10%  discount  factor                 (927)           (21,456)
                                              --------------    ---------------
     Standardized  measure  of  discounted
          future  net  cash  flows            $       8,909     $       29,361
                                              ==============    ===============

Oil prices used in calculating the standardized measure of discounted future net cash flows were $13.25 per barrel and $15.00 per barrel, for December 31, 2001 and 2000, respectively.

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the year ended December 31, 2001:

     2001

     Standardized  measure, beginning of year            $     29,361
     Sales of oil produced, net of production costs            (3,876)
     Change  in  prices                                       (17,061)
     Accretion  of  discount  and  other                          485
                                                         -------------
     Standardized  measure,  end  of  year               $      8,909
                                                         =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 3, 2002, DeCoria, Maichel & Teague P.S. replaced Williams & Webster, P.S. as the Company's independent public accountants. During the years ended December 31, 2000 and 2001, Williams & Webster P.S. report on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a paragraph wherein Williams & Webster P.S. expressed substantial doubt about the Company's ability to continue as a going concern. During such periods there were no disagreements with Williams & Webster P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their report on such financial statements.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Name of Executive Officers and          Principal Occupation, Five-Year
Directors and Positions Held      Age   Business  History  and Directorships
-------------------------------  -----  --------------------------------------

Andrew  V.  Ippolito,                   Currently and for the past 25 years,
  President                         68  Mr. Ippolito functioned as a business
  and Chairman of the Board of          executive, diplomat, Honorary Consul
  Directors                             General of Liberia and General Secretary
                                        of the Los Angeles Consular Corps,
                                        representing more than 86 countries and
                                        providing access to international
                                        finance and trade markets.  Current
                                        President and Chairman of the Board of
                                        Discovery Oil, LTD and co-founder of
                                        Sunshine Management  International,
                                        serving as management and financial
                                        consultant to several foreign nations
                                        and corporations.


M. Jeanett Ippolito, Secretary
  and a Director                    58    Mrs. Ippolito has been a real estate
                                          broker for over 20 years.

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors

ITEM  10.  EXECUTIVE  COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Andrew V. Ippolito, president and a director and his wife M. Jeanett, secretary and a director, collectively owned 2,037,625 shares of the Registrant's common stock representing 60% of the total outstanding shares as of April 5, 2002.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See notes 5, 7, and 8 to the financial statements for the years ended December 31, 2001 and 2000.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

REPORTS  OF  FORM  8-K

During  the  fourth  quarter  of  2001,  no  reports  were  filed  on  form 8-K.

EXHIBITS

NO.              DESCRIPTION                               DATE

99.1*            Notice of Order Confirming Plan and
                 Discharge                                 May 13, 1988

99.2*            Order of Final Decree (Bankruptcy)        July 15, 1996

99.3*            Declaration  of  Andrew  V.  Ippolito     June 26, 1996

3(i)**           Certificate of Second Amendment of
                 Certificate  of  Incorporation            September  7,  2001

* As previously filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

**As  filed  herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DISCOVERY  OIL,  LTD

     By:     /s/  Andrew  V.  Ippolito
             -------------------------
          Andrew  V.  Ippolito
          President
          Date:  April  12,  2002

     By:     /s/  M.  Jeanett  Ippolito
             --------------------------
          M.  Jeanett  Ippolito
          Secretary
          Date:  April  12,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/  Andrew  V.  Ippolito
   -------------------------
Andrew  V.  Ippolito
President  and  Director
Date:  April  12,  2002

By:/s/  M.  Jeanett  Ippolito
   --------------------------
M.  Jeanett  Ippolito
Secretary  and  Director
Date:  April  12,  2002