Form 10QSB
period 2002-03-31
DISCOVERY OIL LTD
filed 2002-05-15
CIK 29071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

At May 8, 2002, the registrant had outstanding 20,039,971 shares of par value $0.001 common stock.

                              DISCOVERY OIL, LTD
                                  FORM 10QSB
                      For the period ended March 31, 2002


                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE

ITEM  1  Statements  of  Financial  Position  as  of  March  31,  2002
         and  December  31,  2001                                            3

         Statements  of  Operations  For  the  Three  Month  Periods
         Ended March  31,  2002  and  2001                                   4

         Statements  of  Cash  Flows  For  the  Three  Month  Periods
         Ended  March  31,  2002  and  2001                                  5

         Notes  to  Financial  Statements                                    6

ITEM  2  Management's Discussion and Analysis of Financial Condition and
         Results  of  Operations                                             7

                                     PART II

ITEM  1      Legal  Proceedings                                              9

ITEM  2      Changes  in Securities                                          9

ITEM  3      Defaults  Upon Senior Securities                                9

ITEM  4      Submission  of  Matters  to  a  Vote  of  Security  Holders     9

ITEM  5      Other  Information                                              9

ITEM  6      Exhibits and Reports on Form 8-K                                9

Signatures                                                                  10

DISCOVERY OIL, LTD.             STATEMENTS  OF  FINANCIAL  POSITION  AS  OF
(UNAUDITED)                     MARCH  31,  2002  AND  DECEMBER  31,  2001




                                               (UNAUDITED)
                                                MARCH  31,     DECEMBER  31,
                                                   2002            2001
                                              --------------  --------------
ASSETS
CURRENT  ASSETS
Cash                                          $         134   $       3,058
Accounts  receivable                                  3,761           1,274
                                              --------------  --------------

Total  Assets                                 $       3,895   $       4,332
                                              ==============  ==============


LIABILITIES  AND  STOCKHOLDERS' DEFICIT
---------------------------------------

CURRENT  LIABILITIES
Accounts  payable                             $       7,933   $      10,819
                                              --------------  --------------
Related party payable                                 1,712             134
                                              --------------  --------------

    Total  Current  Liabilities                       9,645          10,953
                                              --------------  --------------

STOCKHOLDERS' DEFICIT
Preferred stock; $1.00 par value;
  5,000,000 shares authorized; none
  issued  and  outstanding                              -               -
Common stock; $0.001 par value;
  200,000,000 shares authorized;
  20,039,971 shares issued and
  outstanding                                        20,041          20,041
Additional paid-in capital                          563,961         563,961
Accumulated  deficit                               (589,752)       (590,623)
                                              --------------  --------------

Total stockholders' deficit                         (5,750)          (6,621)
                                              --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $       3,895   $       4,332
                                              ==============  ==============











See the accompanying notes.

DISCOVERY  OIL,  LTD.          STATEMENTS OF OPERATIONS FOR THE THREE MONTH
(UNAUDITED)                    PERIODS  ENDED  MARCH  31,  2002  AND  2001


                                                MARCH  31,      MARCH  31,
                                                   2002            2001
                                              --------------  --------------

REVENUES
Sales  of  oil                                $       8,396   $       9,549
                                              --------------  --------------

OPERATING  EXPENSES
Direct  cost  of  production                         3,286            3,276
General  and  administrative  expenses               4,239           12,283
                                              --------------  --------------

Total  operating  expenses                            7,525          15,559
                                              --------------  --------------

OTHER  EXPENSES
Interest  expense                                       -             4,809
                                              --------------  --------------

Total  other  expenses                                  -             4,809
                                              --------------  --------------

NET  INCOME  (LOSS)                           $         871   $     (10,819)
                                              ==============  ==============


NET INCOME (LOSS) PER SHARE - BASIC           $        Nil    $        Nil
                                              ==============  ==============

WEIGHTED  AVERAGE  SHARES
OUTSTANDING  -  BASIC                         $  20,039,971   $   9,563,340
                                              ==============  ==============























See the accompanying notes.

DISCOVERY OIL, LTD.      STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTH
(UNAUDITED)              PERIODS  ENDED  MARCH  31,  2002  AND  2001



                                                MARCH  31,      MARCH  31,
                                                   2002            2001
                                              --------------  --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net Income (Loss)                           $         871   $     (10,819)
  Change  in:
    Increase in interest payable                        -             4,809
    Accounts  payable                                (2,886)           (334)
    Accounts  receivable                             (2,487)         (1,522)
                                              --------------  --------------
Net cash flows used from  operating
  activities                                         (4,502)         (7,866)
                                              --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  (Decrease) increase in related party
    payables                                          1,578         (15,492)
  Increase in convertible notes payable                 -            52,250
                                              --------------  --------------
Net cash flows provided from financing
  activities                                          1,578          36,758
                                              --------------  --------------

NET  INCREASE  (DECREASE)  IN  CASH                  (2,924)         28,892
                                              --------------  --------------

CASH  AT  BEGINNING  OF  PERIOD                       3,058             -
                                              --------------  --------------

CASH  AT  END  OF  PERIOD                     $         134   $      28,892
                                              ==============  ==============























See the accompanying notes.

DISCOVERY  OIL,  LTD.
NOTES  TO  FINANCIAL  STATEMENTS
(Unaudited)
-----------

1.     BASIS  OF  PRESENTATION:

The financial statements of Discovery Oil, LTD. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Discovery Oil, LTD. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in Discovery Oils, LTD.'s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.

Included in the Company's production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion, and amortization ("DD&A") expenses and corporate administration expenses. All information is presented on the accrual basis of accounting.

2.     COMMITMENTS  AND  CONTINGENCIES:

In connection with its 12.5% non-operating working interest in six oil wells, the Company entered into an operating agreement with the majority owner and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance, and potential future development of the wells. Oil prices are extremely volatile and instances may occur where the Company's revenues from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sale revenue and add to overall operation costs.

Domestic oil operations are also subject to extensive federal regulation and potential interruption or termination by governmental authorities on account of environmental and other regulatory considerations. The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase the overall costs to the Company.

                              DISCOVERY OIL, LTD
                                  FORM 10QSB
                      For the period ended March 31, 2002

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

GENERAL

Discovery Oil, Ltd. (the "Company", "Registrant", or "Discovery Oil"), was originally organized under the laws of the State of Wyoming in 1964. The Company became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas. In 1988 the Company filed a petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy code in the United States Bankruptcy Court. On July 10, 1996, the Court entered its order and Final Decree, confirming the execution of the Company's reorganization plan and concluding all proceedings and jurisdiction of the bankruptcy.

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

RESULTS  OF  OPERATIONS

For the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.

For the three months ended March 31, 2002, the Company had a net income of $871 compared to a net loss of $10,819 during the comparable period in the previous year. The increase in net income from 2001 to 2002 was primarily due to general and administrative expenses and interest incurred during the first quarter of 2001 that were not incurred during the first quarter of 2002.

                              DISCOVERY OIL, LTD
                                  FORM 10QSB
                      For the period ended March 31, 2002

RESULTS  OF  OPERATIONS  (CONTINUED)

During the three month period ended March 31, 2002, the Company generated $8,396 from the sale of 492 barrels (the Company's net revenue interest share) of oil at an average sales price of approximately $17 per barrel. During the three month period ended March 31, 2001, the Company generated $9,549 from the sale of 428 barrels of oil at an average sales price of approximately $22 per barrel. Oil production expenses were $3,286 during the first quarter of 2002, or approximately $7 per barrel sold, compared to $3,276 or approximately $8 per barrel sold during the first quarter of 2001.

General and administrative expenses decreased from $12,283 during the first quarter of 2001, to $4,239 during the comparable quarter of 2002. The decrease was principally due to the cost associated with the listing Company's common stock on the Over-the-Counter Bulletin Board that were incurred in the first quarter of 2001; no such expenses were incurred in the comparable period of 2002.

Interest expense was $4,809 during the first quarter of 2001; there was no interest expense for comparable period of 2002, as all interest bearing related party advances and convertible promissory notes had been converted to common stock during the second and third quarters of 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended March 31, 2002, the Company used $4,502 of cash in operating activities. Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company's operations.

The Company's management hopes to acquire an interest in a business opportunity presented to it by persons or entities who or which desire the perceived advantages of an Exchange Act registered corporation. There are no assurances, however, that management will be successful in its plans in acquiring such interests.

                              DISCOVERY OIL, LTD
                                  FORM 10QSB
                      For the period ended March 31, 2002

                                     PART II


ITEM  1.     LEGAL  PROCEEDINGS

     NONE

ITEM  2.     CHANGES  IN  SECURITIES

     NONE

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                        HOLDERS

     NONE

ITEM  5.     OTHER  INFORMATION

     NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     NONE

                              DISCOVERY OIL, LTD
                                  FORM 10QSB
                      For the period ended March 31, 2002



                                   SIGNATURES




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Discovery Oil, LTD.
                               -------------------
                                  (Registrant)


By: /S/ Andrew V. Ippolito                                   May  14,  2002
---------------------------------                            --------------
Andrew  V.  Ippolito                                              Date
President  and  Director