Form 10-Q
period 2002-06-30
DISCOVERY OIL LTD
filed 2002-08-16
CIK 29071

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

           Yes  (X)                              No     ( )


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of  shares outstanding  of each of the issuer's  classes of
common stock as of August 15, 2002:    20,245,923

                               TABLE OF CONTENTS



                                    PART I

                                                                PAGE


ITEM 1.Statements of Financial Position as of June 30, 2002
       and December 31, 2001.....................................3

       Statements of Operations For the Three and Six Month
       Periods Ended June 30, 2002 and 2001                      4

       Statements of Cash Flows For the Six Month Periods
       Ended June 30, 2002 and 2001..............................5

       Notes to Financial Statements.............................6

ITEM 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................7

                                     PART II

ITEM 1.Legal Proceedings.........................................9

ITEM 2.Changes in Securities.....................................9

ITEM 3.Defaults Upon Senior Securities...........................9

ITEM 4.Submission of Matters to a Vote of Security Holders.......9

ITEM 5.Other Information.........................................9

ITEM 6.Exhibits and Reports on Form 8-K..........................9

       Signatures...............................................10

PART I.


ITEM 1.    FINANCIAL STATEMENTS


                                        STATEMENTS OF FINANCIAL POSITION AS OF
DISCOVERY OIL, LTD.                     JUNE 30, 2002 AND DECEMBER 31, 2001


                                        (UNAUDITED)
                                          JUNE 30,    DECEMBER 31,
                                           2002            2001
                                        ------------  ------------
                                    ASSETS


CURRENT ASSETS:
   Cash                                 $    23,610   $     3,058
   Accounts receivable                        3,635         1,274
                                        ------------  ------------
     Total assets                       $    27,245   $     4,332
                                        ============  ============


                 LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $    18,024   $    10,819
   Related party payable                                      134
                                        ------------  ------------
       Total current liabilities             18,024        10,953
                                        ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $1.00 par value;
     5,000,000 shares authorized;
     none issued and outstanding                -             -
   Common stock; $0.001 par value;
     200,000,000 shares authorized;
     20,039,971 shares issued
     and outstanding as of
     December 31, 2001 and
     20,245,923 shares issued and
     outstanding as of June 30, 2002        20,247         20,041
   Additional paid-in capital              607,575        563,961
   Accumulated equity (deficit)           (618,601)      (590,623)
                                        ------------  ------------
Total stockholders' equity (deficit)          9,221        (6,621)
                                        ------------  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)          $   27,245      $   4,332
                                        ============  ============







  The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.           STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
(UNAUDITED)                     MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                     JUNE 30, 2002             JUNE 30, 2001
                              --------------------------  --------------------------
                                 THREE         SIX           THREE         SIX
                                 MONTHS        MONTHS        MONTHS        MONTHS
                              ------------  ------------  ------------  ------------
REVENUES:
   Sales of oil               $    11,489   $    19,885   $     9,188   $    18,737

OPERATING EXPENSES:
   Direct costs of production       6,090         9,376         3,550         6,826
   General and administrative
     expenses                      34,248        38,487         7,050        19,334
                              ------------  ------------  ------------  ------------
     Total operating expenses      40,338        47,863        10,600        26,160

OTHER EXPENSES:
   Interest expense                   -             -           5,827        10,635
                              ------------  ------------  ------------  ------------
       Total other expenses           -             -           5,827        10,635

NET LOSS                      $    28,849   $    27,978   $     7,239   $    18,058
                              ============  ============  ============  ============

NET LOSS PER SHARE-BASIC      $      Nil    $      Nil    $      Nil    $    Nil
                              ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-BASIC
                               20,334,187    20,290,546     9,313,352     9,313,352
                              ============  ============  ============  ============

DISCOVERY OIL, LTD.               STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
(UNAUDITED)                        PERIODS ENDED JUNE 30, 2002 AND 2001



                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                    --------------------------
                                                        2002           2001
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (27,978)  $   (18,058)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
      Stock issuance costs                               (5,149)          -
   Change in:
     Accounts payable                                     7,205          (334)
     Account receivable                                  (2,361)       (1,249)
     Interest payable                                       -         (31,953)
                                                    ------------  ------------
  Net cash flows used in operating activities           (28,283)      (51,594)
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on related party payable                     (134)      (14,992)
     Proceeds from convertible notes payable                -          77,000
     Proceeds from issuance of common stock              48,969          -
                                                    ------------  ------------
  Net cash flows provided by financing activities        48,835       62,008
                                                    ------------  ------------

NET INCREASE IN CASH                                     20,552        10,414

CASH AT BEGINNING OF PERIOD                               3,058           -
                                                    ------------  ------------

CASH AT END OF PERIOD                               $    23,610   $    10,414
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
   Cash paid during the year for interest                         $   42,588

DISCOVERY OIL, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

3.   RELATED PARTY TRANSACTIONS

During the second quarter of 2002, the Company paid or accrued $23,500 to Andrew V. Ippolito, the Company's president, a director and major shareholder, for management services provided by him and to reimburse him for travel and other expenses incurred on the Company's behalf.

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001.

During the second quarter of 2002, the Company entered into discussions with Great South Land Minerals Limited, Inc. ("GSLM"), an Australian natural resource company, whereby GSLM would become a wholly owned subsidiary of the Company. The proposed merger was contingent upon mutual shareholder approval, due diligence investigations and other conditions. The merger proposal was terminated by mutual consent of the parties on June 13, 2002, with no expectation of renewed interest.

For the three months ended June 30, 2002, the Company had a net loss of $28,849 compared to a net loss of $7,239 during the comparable period in the previous year. The increase in net loss from 2001 to 2002 was primarily due to expenses associated with due diligence activities related to a possible business combination with an Australian natural resources company, that were not incurred in 2001.

During the three month period ended June 30, 2002, the Company generated $11,489 from the sale of 496 barrels (the Company's net revenue interest share) of oil at an average sales price of approximately $23 per barrel. During the three month period ended June 30, 2001, the Company generated $9,188 from the sale of 415 barrels of oil at an average sales price of approximately $22 per barrel. Direct oil production costs were $6,090 during the second quarter of 2002, or approximately $12 per barrel sold, compared to $3,550 or approximately $9 per barrel sold during the second quarter of 2001.

General and administrative expenses increased from $7,050 in the second quarter of 2001 to $34,248 in the second quarter of 2002. The increase was due to increased travel expenses and officer compensation incurred in 2002, no similar expenses were incurred in the comparable period of 2001.

Interest expense was $5,827 during the second quarter of 2001; there was no interest expense for the comparable period of 2002, as all interest bearing related party advances and convertible promissory notes had been converted to common stock during the second and third quarters of 2001.

For the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001

For the six months ended June 30, 2002, the Company had a net loss of $27,978 compared to a net loss of $18,058 during the comparable period in the previous year. The increase in net loss from 2001 to 2002 was primarily due to expenses associated with due diligence activities related to a possible business combination with an Australian natural resources company, that were not incurred in 2001.

During the six month period ended June 30, 2002, the Company generated $19,885 from the sale of 988 barrels (the Company's net revenue interest share) of oil at an average sales price of approximately $20 per barrel. During the six month period ended June 30, 2001, the Company generated $18,737 from the sale of 843 barrels of oil at an average sales price approximately $22 per barrel. Oil production expenses were $9,376 during the first six months of 2002, or approximately $9 per barrel sold, compared to $6,826 or approximately $8 per barrel sold during the first six months of 2001.

General and administrative expenses increased from $19,334 in the first six months of 2001 to $38,487 in the first six months of 2002. The increase was due to increased travel expenses and officer compensation incurred during the second quarter of 2002.

Interest expense was $10,635 during the second quarter of 2001; there was no interest expense for the comparable period of 2002, as all interest bearing related party advances and convertible promissory notes had been converted to common stock during the second and third quarters of 2001.

FINANCIAL CONDITION AND LIQUIDITY

During the six month period ended June 30, 2002, the Company used $28,283 of cash in its operating activities. During the second quarter of 2002, the Company sold 205,950 shares of its restricted common stock to various foreign purchasers for $48,969 The sale was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as amended. In connection with the sale, the Company incurred costs of $5,149 payable to an Australian consulting firm. Management plans to fund future short-term operating needs through profits from its oil producing properties, advances from related party shareholders and additional restricted common stock sales, although there can be no assurances that these resources will be sufficient to fund the Company's operations.

The Company's management hopes to negotiate a business combination with an entity in the oil or oil related industries which desires the perceived advantages of an Exchange Act registered corporation. While management intends to diligently pursue this strategy, there are no assurances, however, that they will be successful in their plans.

                                   PART II.


ITEM 1.    LEGAL PROCEEDINGS

           NONE

ITEM 2.    CHANGES IN SECURITIES

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           NONE

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Discovery Oil, LTD
                                 (Registrant)


By: /s/ Andrew V. Ippolito          August 15, 2002
-------------------------------     ---------------
Andrew V. Ippolito                        Date
President and Director