Form 10-Q
period 2002-09-30
DISCOVERY OIL LTD
filed 2002-11-14
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission file number 0-6541

DISCOVERY OIL, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE

      83-0207909

(State or other jurisdiction of

         (IRS Employer Identification Number)

incorporation or organization)

6127 Ramirez Canyon Road

Malibu, CA

(Address of principal executive offices)

90265

(Zip Code)

(310) 457-1967

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

X

No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2002:

20,245,923

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Statements of Financial Position as of September 30, 2002

and December 31, 2001

3

Statements of Operations For the Three and Nine Month

Periods Ended September 30, 2002 and 2001

4

Statements of Cash Flows For the Nine Month Periods

Ended September 30, 2002 and 2001

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

ITEM 3.

Controls and Procedures

9

PART II

ITEM 1.

Legal Proceedings

10

ITEM 2.

Changes in Securities

10

ITEM 3.

Defaults Upon Senior Securities

10

ITEM 4.

Submission of Matters to a Vote of Security Holders

10

ITEM 5.

Other Information

10

ITEM 6.

Exhibits and Reports on Form 8-K

10

Signatures

11

Certifications

attached

                                                                             Statements of Financial Position as of

Discovery Oil, LTD.                                           September 30, 2002 and December 31, 2001

PART I.

ITEM 1.

FINANCIAL STATEMENTS

ASSETS

(Unaudited)

September 30,

December 31,

2002

2001

CURRENT ASSETS:

Cash

$

1,931

$

3,058

Accounts receivable

16,700

1,274

Total assets

$

18,631

$

4,332

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

16,231

$

10,819

Related party payable

134

Total current liabilities

16,231

10,953

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock; $1.00 par value; 5,000,000 shares

authorized; none issued and outstanding

Common stock; $0.001 par value; 200,000,000

shares authorized; 20,039,971 shares issued

and outstanding as of December 31, 2001

and 20,245,923 shares issued and outstanding

as of September 30, 2002

20,247

20,041

Additional paid-in capital

607,575

563,961

Accumulated equity (deficit)

(625,422)

(590,623)

Total stockholders’ equity (deficit)

2,400

(6,621)

TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY (DEFICIT)

$

18,631

$

4,332

The accompanying notes are an integral part of these financial statements.

Discovery Oil, LTD.                                     Statements of Operations for the Three and Nine

(Unaudited)                                                   Month Periods Ended September 30, 2002 and 2001

September 30, 2002

September 30, 2001

Three

Nine

Three

Nine

Months

Months

Months

Months

REVENUES:

Sales of oil

$

12,719

$

24,208

$

10,611

$

29,348

OPERATING EXPENSES:

Direct costs of production

11,589

17,679

3,817

10,643

General and administrative expenses

7,951

42,199

37,439

56,772

Total operating expenses

19,540

59,878

41,256

67,415

OTHER EXPENSES:

Interest expense

3,687

14,322

Total other expenses

3,687

14,322

NET LOSS

$

6,821

$

35,670

$

34,332

$

52,389

NET LOSS PER SHARE-BASIC

$

Nil

$

Nil

$

Nil

$

Nil

WEIGHTED AVERAGE NUMBER

OF SHARES OUTSTANDING–BASIC

20,245,923

20,138,370

15,297,173

11,329,878

The accompanying notes are an integral part of these financial statements.

Discovery Oil, LTD.                                             Statements of Cash Flows for the Nine Month

(Unaudited)

          Periods Ended September 30, 2002 and 2001

Nine Months Ended

September 30,

2002

2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(34,799)

$

(52,389)

Adjustments to reconcile net loss to net cash

used by operating activities:

Issuance of common stock for services

20,400

Change in:

Accounts payable

5,412

4,631

Account receivable

(15,426)

(2,984)

Interest payable

(28,266)

Net cash flows used in operating activities

(44,813)

(58,608)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on related party payable

(134)

(14,992)

Proceeds from convertible notes payable

77,000

Proceeds from issuance of common stock

43,820

Net cash flows provided by financing activities

43,686

62,008

NET INCREASE (DECREASE) IN CASH

(1,127)

3,400

CASH AT BEGINNING OF PERIOD

3,058

0

CASH AT END OF PERIOD

$

1,931

$

3,400

SUPPLEMENTAL DISCLOSURE OF

CASH FLOWS INFORMATION:

Cash paid during the year for interest

$

42,588

NON-CASH INVESTING AND FINANCING

TRANSACTIONS:

Conversion of shareholder debt to additional

paid-in capital

$

215,516

Conversion of shareholder debt to common stock

279,986

$

495,502

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Notes to Financial Statements

(Unaudited)

1.

Basis of Presentation:

The financial statements of Discovery Oil, LTD. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Discovery Oil, LTD. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in Discovery Oils, LTD.’s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.

Included in the Company’s production expenses as presented are all direct expenses of oil production, including severance taxes and royalties, not included in production expenses are depreciation, depletion, and amortization (“DD&A”) expenses and corporate administration expenses.  All information is presented on the accrual basis of accounting.

2.

Commitments and Contingencies:

In connection with its 12.5% non-operating working interest in six oil wells, the Company entered into an operating agreement with the majority owner and operator of the wells.  The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance, and potential future development of the wells.  Oil prices are extremely volatile and instances may occur where the Company’s revenues from oil sales are less than its corresponding production expenses.  In addition, oil well repair and maintenance activities may interrupt oil sale revenue and add to overall operation costs.

Domestic oil operations are also subject to extensive federal regulation and potential interruption or termination by governmental authorities on account of environmental and other regulatory considerations.  The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase the overall costs to the Company.

3.

Related Party Transactions

During the first nine months of 2002, the Company paid or accrued $40,014 to Andrew V. Ippolito, the Company’s president, a director and major shareholder, for management services provided by him and to reimburse him for travel and other expenses incurred on the Company’s behalf.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                        FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Discovery Oil, Ltd. (the “Company”, “Registrant”, or “Discovery Oil”), was originally organized under the laws of the State of Wyoming in 1964.  The Company became a Delaware corporation through a merger with a wholly owned subsidiary in 1981.  Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas, and Texas.  In 1988 the Company filed a petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy code in the United States Bankruptcy Court.  On July 10, 1996, the Court entered its order and Final Decree, confirming the execution of the Company’s reorganization plan and concluding all proceedings and jurisdiction of the bankruptcy.

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses for several years and has a stockholders’ deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2001, were audited by the Company’s independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001.

During the three month period ended September 30, 2002, the Company had a net loss of $6,821 compared to a net loss of $34,332 during the compatible period in the previous year.  The decrease in the net loss from 2001 to 2002 was primarily due to decreases in general and administrative expenses and interest expense.

Results of Operations (continued)

During the three month period ended September 30, 2002, the company generated $12,719 from the sale of 514 barrels (the Company’s net revenue interest share) of oil at an average sales price of approximately $25 per barrel.  During the three month period ended September 30, 2001, the Company generated $10,611 from the sale of 495 barrels of oil at an average sales price of approximately $22 per barrel.  Direct oil production costs were $11,589 during the third quarter of 2002, or approximately $24 per barrel sold, compared to $3,817 or approximately $8 per barrel sold during the third quarter of 2001.  The increase in production expense from 2001 to 2002 is primarily due to an update of oil production equipment incurred in 2002 that was not incurred in 2001.

General and administrative expenses decreased from $37,439 in the third quarter of 2001 to $7,951 in the third quarter of 2002.  The decrease was primarily due to a reduction in accounting and auditing fees and interest expense during the third quarter of 2002.  There was no interest expense for the third quarter of 2002 because all interest bearing related party advances and convertible promissory notes had been converted to common stock during the second and third quarters of 2001.

For the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001

For the nine months ended September 30, 2002, the Company had a net loss of $35,670 compared to a net loss of $52,389 during the comparable period in the previous year.  The decrease in net loss from 2001 to 2002 was primarily due to decreased general and administrative and interest expense.

During the nine month period ended September 30, 2002, the Company generated $24,208 from the sale of 1,502 barrels (the Company's net revenue interest share) of oil at an average sales price of approximately $22 per barrel.  During the nine month period ended September 30, 2001, the Company generated $29,348 from the sale of 1,338 barrels of oil at an average sales price of approximately $22 per barrel.  Oil production expenses were $17,679 during the first nine months of 2002, or approximately $12 per barrel sold, compared to $10,643 or approximately $8 per barrel sold during the first nine months of 2001.

General and administrative expenses decreased from $56,772 in the first nine months of 2001 to $42,199 in the first nine months of 2002.  The decrease was due to decreased accounting and administrative expense and no interest expense in 2002.

[The balance of this page intentionally left blank]

Financial Condition and Liquidity

During the nine month period ended September 30, 2002, the Company used $44,813 of cash in its operating activities.  During the second quarter of 2002, the Company sold 205,952 shares of its restricted common stock to various foreign purchasers for $48,969 The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended.  In connection with the sale, the Company incurred costs of $5,149 payable to an Australian consulting firm.  Management plans to fund future short-term operating needs through profits from its oil producing properties, advances from related party shareholders and additional restricted common stock sales, although there can be no assurances that these resources will be sufficient to fund the Company’s operations.

The Company’s management hopes to negotiate a business combination with an entity in the oil or oil related industries which desires the perceived advantages of an Exchange Act registered corporation.  While management intends to diligently pursue this strategy, there are no assurances, however, that they will be successful in their plans.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

[The balance of this page intentionally left blank]

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

Discovery Oil, LTD

(Registrant)

By: /s/ Andrew V. Ippolito_____________

November 13, 2002

Andrew V. Ippolito

Date

President and Director