Form 10KSB
period 2002-12-31
DISCOVERY OIL LTD
filed 2003-04-15
CIK 29071

UNITED STATES
                   SECURITY AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-KSB

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X]    ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
    X    YES            NO

      Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB. [X]

      As of April 11, 2003, the registrant had 20,245,921 shares of common stock outstanding with a par value of $0.001. The aggregate market value of the registrant's common stock held by non-affiliates as of April 11, 2003 was $164,000. The Registrant's revenues for the most recent fiscal year were $24,807.


                           TABLE OF CONTENTS

                                                               PAGE
                                PART I

Item 1.  Description of Business                                 3

Item 2.  Description of Properties                               6

Item 3.   Legal Proceedings                                      6

Item 4.   Submission of Matters to a Vote of Security Holders    6

                                PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                 8

Item 6.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                8

Item 7.   Financial Statements                                   8

Item 8.   Changes in and Disagreements with Accountants          8

                               PART III

Item 9.  Directors and Executive Officers of the Registrant      9

Item 10.  Executive Compensation                                 9

Item 11.  Security Ownership of Certain Beneficial Owners and
Management                                                       9

Item 12.  Certain Relationships and Related Transactions         9

Item 13.  Exhibits and Reports on Form 8-K                       9

Item 14.  Controls and Procedures                               10

Signatures                                                      11

Financial Statements                                         F1-F9



                                PART I

EXPLANATORY NOTE: As used in this report, the terms "we", "us", and "our" are sometimes used to refer to Discovery Oil, Ltd. and, as the context requires, its management.



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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the year ended December 31, 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The Company must expand its operations

The Company's long term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing properties or negotiating a business combination with a profitable business entity. There is no assurance that the Company will be successful in its plans to expand its operations.

Limited financial resources

The Company has limited financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required.

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

political conditions in oil producing and exporting countries;
the supply and price of foreign oil and gas;
the level of consumer product demand;
the price and availability of alternative fuels; and the effect of federal and state regulation of production and transportation

The Company must replace the reserves it produces

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

historical production from the properties compared with production from other producing properties;
the effects of regulation by governmental agencies;
future oil and gas prices; and
future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

Governmental regulation, environmental risks and taxes could adversely affect the Company's operations

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

Environmental risks

The  Company  is  subject  to laws and regulations  that  control  the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Company may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence or fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company. The Company believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.


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

Oil and gas production, prices and costs

As of December 31, 2002, the Company had a 12.5% non-operating working interest in six wells that produce oil, only.

The Company has no information in regard to estimated reserves nor estimated future cash flows relating thereto because such reserves, if any, would be extremely negligible and therefore immaterial in regard to disclosure in the financial statements.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended December 31, 2002.

Customers

During fiscal year 2002, the Company had one major customers The Company does not believe that it is dependent on a single customer. The Company has the option to change customers if conditions so warrant.


Item 3.  Legal Proceedings

       None.

Item 4.  Submission of Matters to a Vote of Security Holders


       None.

                       PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board (OTCBB) for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. Currently the stock is traded on the OTCBB under the symbol "DSCY".


               YEAR ENDED DECEMBER 31, 2001
                                              HIGH        LOW
               Quarter ended 3-31-01          No trades   No trades
               Quarter ended 6-30-01          No trades   No trades
               Quarter ended 9-30-01          $ 0.42      $ 0.01
               Quarter ended 12-31-01         $ 0.35      $ 0.11

               YEAR ENDED DECEMBER 31, 2002

                                              HIGH        LOW
               Quarter ended 3-31-02          $0.25       $0.15
               Quarter ended 6-30-02          $0.33       $0.17
               Quarter ended 9-30-02          $0.34       $0.08
               Quarter ended 12-31-02         $0.08       $0.02


   Holders.    The number of stockholders of record on April 11,  2003
               was 5,686.

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

Results of Operations

For the year ended December 31, 2002, compared to the year ended December 31, 2001.

The Company reported a net loss of $55,026 for the year ended December 31, 2002, compared to a net loss of $60,762 for the year ended December 31, 2001. The small decrease in the net loss was partially due to the fact that there was no interest expense in 2002 contrasted to interest expense of $14,321 in 2001. Revenues were about the same in 2002 ($24,807) as in 2001 ($22,559). Operating expenses increased over $10,000 from 2001 to 2002 primarily due to increased travel expenses.


Financial Condition and Liquidity

Total Assets at December 31, 2002 were $1,850, stockholders;' deficit was $17,827 and the accumulated deficit was $645,649. Net cash used by operations was $52,026 during the year ended December 31, 2002. The majority of the cash was provided from the sale of 205,950 shares of common stock for a total of $48,969.

The Company's liabilities increased by $8,725 form December 31, 2001 to December 31, 2002, primarily due to increases in trade accounts payable (i.e. transfer agent and corporate counsel). As of December 31, 2002, the Company had a negative working capital of $18,028. The Company's working interest in its oil properties has been depleted to zero.

The Company plans to fund its operations during fiscal year 2003 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock. It is anticipated that any revenue from oil sales in 2003 would be negligible.

Item 7.  Financial Statements and Supplementary Data

The company's financial statements appear on Pages F1 through F9.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective April 1, 2003, Mark Cohen, CPA, replaced DeCoria, Maichel & Teague P.S. as the Company's independent public accountants. During the year ended December 31, 2001, the report on the financial statements from DeCoria, Maichel & Teague contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except for the paragraph wherein DeCoria, Maichel & Teague expensed substantial doubt about the Company's ability to continue as a going concern. During 2001, there were no disagreements with DeCoria, Maichel & Teague on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which if not resolved to the satisfaction of such firm would have counseled them to make reference to the subject matter of such disagreement in their report on such financial statements.




                               PART III

Item 9.  Directors and Executive Officers of the Registrant

Name of Executive Officers and          Principal Occupation, Five-Year
Directors and Positions Held     Age    Business History and Directorships

Andrew V. Ippolito, President    69    Currently and for the past 26 years,
and Chairman of the Board of           Mr. Ippolito functioned as a
Directors                              business executive, diplomat,
                                       Honorary Consul General of Liberia
                                       and General Secretary of the Los
                                       Angeles Consular Corps, representing
                                       more than 86 countries and providing
                                       access to international finance and
                                       trade markets.  Current President and
                                       Chairman of the Board of Discovery
                                       Oil, LTD and co-founder of Sunshine
                                       Management International, serving
                                       as management and financial consultant
                                       to several foreign nations and
                                       corporations.



M. Jeanett Ippolito, Secretary   59    Mrs. Ippolito has been a real estate
and a Director                         Broker for over 20 years.

Item 10.  Executive Compensation

No  officer  receives any compensation for services rendered  to  the
Company.   Directors  receive no annual compensation  nor  attendance fees for servicing in such capacity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Andrew V. Ippolito, president and a director and his wife Jeanett, secretary and a director, collectively own 12,045,893 shares of the Registrant's common stock representing 59.5% of the total outstanding shares as of April 11, 2003.

Item 12.  Certain Relationships and Related Transactions

See notes to the financial statements.

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.
There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

Exhibits

     99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002


Reports of Form 8-K

During the fourth quarter of 2002, no reports were filed on form 8-K.





                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DISCOVERY OIL, LTD

                                   By:  /s/ Andrew V. Ippolito
                                        Andrew V. Ippolito
                                        President
                                        Date:  April 15, 2003

                                   By:  /s/ M. Jeanett Ippolito
                                        M. Jeanett Ippolito
                                        Secretary
                                        Date:  April 15, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Andrew V. Ippolito
Andrew V. Ippolito
President and Director
Date:  April 15, 2003

By:/s/ M.Jeanett Ippolito
M. Jeanett Ippolito
Secretary and Director
Date:  April 15, 200





               CERTIFICATIONS

I, Andrew V. Ippolito, certify that:

1. I have reviewed this annual report on Form 10-KSB of Discovery Oil, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     April 15, 2003      /s/ Andrew V. Ippolito
                              Andrew V. Ippolito
                              President
                              (Principal Executive Officer)


I, Andrew V. Ippolito, certify that:

1. I have reviewed this annual report on Form 10-KSB of Discovery Oil, Ltd

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 15, 2003      /s/ Andrew V. Ippolito
                                  Andrew V. Ippolito
                                  Principal Financial Officer





Mark Cohen C.P.A.
1772 East Trafalgar Circle
Hollywood, Fl  33020
(954) 922 - 6042




INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Discovery Oil, Ltd.

We have audited the accompanying balance sheet of Discovery Oil, Ltd. as of December 31, 2002 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Discovery Oil, Ltd. as of December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
April 12, 2003



                              DISCOVERY OIL, LTD.
                                 BALANCE SHEET
                         AT DECEMBER 31, 2002 AND 2001



                                     Assets
                                     ------

                                                                               December 31, 2002    December 31, 2001
                                                                               -----------------    -----------------
Current Assets
     Cash and cash equivalents                                                 $              --    $           3,058
     Accounts Receivables                                                                  1,850                1,274
                                                                               -----------------    -----------------

       Total assets                                                                        1,850                4,332
                                                                               =================    =================




                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Bank overdraft                                                                        1,967                   --
     Accounts payable                                                                     15,000               10,819
     Related party payable                                                                 2,710                  134
                                                                               -----------------    -----------------

       Total current liabilities                                                          19,678               10,953



 Shareholder's Equity
     Common Stock, $.001 par value; authorized 200,000,000 shares;                        20,247               20,041
          issued and outstanding - 20,245,921 in 2002 and 20,039,971 in 2001
     Paid in Capital                                                                     607,575              563,961
     Accumulated deficit                                                                (645,649)            (590,623)
                                                                               -----------------    -----------------

       Total Shareholder's Equity                                                        (17,827)              (6,621)

        Total liabilities and shareholder's equity                             $           1,850    $           4,332
                                                                               =================    =================

      Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                              DISCOVERY OIL, LTD.
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                    Years Ended
                                                      --------------------------------------
                                                      December 31, 2002    December 31, 2001
                                                      -----------------    -----------------
Revenue
     Royalties on sales of oil (net)                  $          24,807    $          22,559


Operating expenses:
       Selling, general and administrative expenses              79,833               69,000
                                                      -----------------    -----------------
          Total operating expenses                               79,833               69,000

          Loss before other income (expense)                    (55,026)             (46,441)

Other income (expense):
          Interest expense                                           --              (14,321)
                                                      -----------------    -----------------
          Total other income (expense)                               --              (14,321)


                                                      -----------------    -----------------
Net Loss                                                        (55,026)             (60,762)
                                                      =================    =================

Basic weighted average common shares outstanding             20,149,999           13,525,298
                                                      =================    =================

Basic Loss per common share                           $           (0.00)   $           (0.00)
                                                      =================    =================

      Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                              DISCOVERY OIL, LTD.
                       STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                           Discount on                    Total
                                                   -----------------------     Paid in       Common     Accumulated    Shareholder's
                                                     Shares       Amount       Capital       Stock        Deficit        Equity
                                                   ----------   ----------    ----------   ----------    ----------    ----------
Balance, ending December 31, 2000                   9,313,352   $   93,134    $       --       (4,634)   $ (529,861)   $ (441,361)

Issuance of common stock for related party          8,979,350       89,793       305,310                                  395,103
payable and accrued interest

Issuance of common stock for consulting services    1,020,000       10,200        10,200                                   20,400

Issuance of common stock for convertible              727,269        7,273        72,726                                   79,999
promissory notes and accrued interest

Adjustment to common stock par value                              (180,359)      175,725        4,634                          --

Net loss year ended December 31, 2001                                                                       (60,762)      (60,762)
                                                   ----------   ----------    ----------   ----------    ----------    ----------

Balance, ending December 31, 2001                  20,039,971       20,041       563,961           --      (590,623)       (6,621)

Issuance of common stock                              205,950          206        43,614                                   43,820

Net loss year ended December 31, 2002                                                                       (55,026)      (55,026)
                                                   ----------   ----------    ----------   ----------    ----------    ----------

Balance, ending July 31, 2002                      20,245,921   $   20,247    $  607,575   $       --    $ (645,649)   $  (17,827)
                                                   ==========   ==========    ==========   ==========    ==========    ==========

      Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                              DISCOVERY OIL, LTD.
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                         Years Ended
                                                            --------------------------------------
                                                            December 31, 2002    December 31, 2001
                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $         (55,026)   $         (60,762)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Stock issuance costs                                     (5,149)
              Issuance of common stock for services                                         20,400

Changes in Operating assets and liabilities:
              Accounts receivables                                       (576)              (1,274)
              Accounts payable and bank overdraft                       6,149               10,819
              Interest payable to related party                            --              (28,266)
              Related party payable                                     2,576                  134
                                                            -----------------    -----------------

Net cash provided by/(used in) operating activities                   (52,026)             (58,949)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities                        --                   --


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
                Issuance of common shares                              48,969                   --
                Proceeds from related party payable                                          2,007
                Proceeds from convertible promissory note                                   77,000
                Payments on related party payables                                         (17,000)
                                                            -----------------    -----------------

Net cash provided by/(used in) financing activities                    48,969               62,007
                                                            -----------------    -----------------


Net increase (decrease) in cash and cash equivalents                   (3,058)               3,058
Cash and cash equivalents, beginning of period                          3,058                   --
                                                            -----------------    -----------------

Cash and cash equivalents, end of period                    $              --    $           3,058
                                                            =================    =================

      Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.








                    DISCOVERY OIL, LTD.
               NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      Discovery Oil, Ltd. (the Company) was originally organized in the State of Wyoming in 1964, became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas and Texas. In 1988, the Company filed a Petition in Bankruptcy pursuant to Chapter 11 of the Bankruptcy Code in a United States Bankruptcy Court. On July 10, 1996, the Court entered its Order and Final Decree, confirming the execution of the Company's reorganization plan and concluding all proceedings and jurisdiction of the bankruptcy. Currently, the Company has a 12.5% non-operating working interest in six small oil wells near the city of Signal Hill, California, and maintains an office in Malibu, California.

Discovery Oil, Ltd. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances.
Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash, cash equivalents and receivables approximate fair value as of December 31, 2002 and 2001 due to the immediate or short-term maturity of these financial instruments. The carrying values of related party payables approximate their fair values based upon management's assessment of the fair values of comparable instruments as of December 31, 2002 and 2001.

Revenue Recognition

       Revenues   are  derived  principally  from  royalties
received on the sale of oil in which the Company has a 12.5% non-operating working interest. Revenue is recognized when oil is delivered to refinery.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Discovery Oil, Ltd's revenue recognition practices are in conformity with the guidelines of SAB 101.





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):

Earnings (Loss) per share calculation

      Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The Company had no outstanding options or warrants at December 31, 2002 and 2001, accordingly, only basic earning/(loss) is presented.

Statement of Cash Flows

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income taxes

       Income  taxes  are  recognized  in  accordance   with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Reclassifications

      Certain reclassifications of prior year balances have been made to conform to the current year presentation.
These reclassifications have no affect on total assets or stockholders' deficit as reported.

Oil properties

      The Company's oil properties consist of a none-operating working interest in six producing oil wells having proved reserves. The working interest grants the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil produced and marketed from each well. Unless otherwise indicated, quantitative information contained herein regarding the Company's oil properties and the production therefrom relates to the working interest. All of the Company's oil properties are in the United States.

      The Company follows the successful efforts method of accounting for its oil and gas operations. Currently, the Company is not is the process of exploring new wells. Under this method of accounting, all property acquisitions costs and costs of exploratory and development wells would be capitalized when incurred, pending determination of whether an individual well was found to have proved reserves. If it is determined that an exploratory well has not found proved reserves, the costs of drilling the wells would be expensed. The costs of development wells would be capitalized whether productive or nonproductive. The Company would amortizes capitalized costs on the units-of-production method based on production and total estimated proved reserves.









NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):


Recent Accounting Pronouncements:
 The  Statement  of  Financial  Accounting  Standards  Board
 (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

 The  Statement  of  Financial  Accounting  Standards  Board
 (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board
 (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisitiion. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

 The  Statement  of  Financial  Accounting  Standards  Board
 (SFAS)   No.   143,   "Accounting  for   Asset   Retirement
 Obligation," was issued by the Financial Accounting Standards Board (FASB) in August 2001. This Statement will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

 The  Statement  of  Financial  Accounting  Standards  Board
 (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board (FASB) in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of the adoption of this statement. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.


NOTE 3 - COMMITMENTS AND CONTIGENCIES

      In connection with the purchase of its 12.5% non-operating working interest in six oil wells, the Company entered into an operating agreement with the majority owner and operator of the wells. The agreement, modeled after agreements standard and customary to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential  future development of the wells.  Oil prices  are
extremely  volatile  and  instances  may  occur  where   the
Company's revenues from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sale revenue and add to overall operation costs.

      Domestic oil operations are also subject to extensive federal regulation and potential interruption or termination by governmental authorities on account of environmental and other regulatory considerations. The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase the overall costs to the Company.

NOTE 4 - RELATED PARTY PAYABLE

       At December 31, 2002 the Company had a related party payable with Andrew V. Ippolito, president and director, whereby Mr. Ippolito advanced funds on behalf of the Company. The amount due to Mr. Ippolito at December 31, 2002 is $2,710.


NOTE 5 - GOING CONCERN

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $55,026 and $60,762 for the years ended July 31, 2002 and 2001 respectively. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through locating an entity that wishes to engage in a business combination with the Company. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common stock

      The Company has one class of issued and outstanding common stock. Prior to 2001, the par value of the common stock was $0.01, and 25 million shares were authorized for issue. Pursuant to a majority shareholders held in August 2001, the Company's Certificate of Incorporation was amended to increase the number of shares of common stock authorized for issue to 200 million shares, to decrease the par value of the Company's common stock to $0.001 per share and to eliminate the provision authorizing preferred stock of the Company.

     In prior years, the Company issued common stock at per-share amounts less that the common stock's par value. As a result, at December 31, 2000, a common stock discount of $4,643 was recorded in the Company's stockholders' deficit account, which was subsequently extinguished during 2001 when the Company reduced the par value of its common stock and converted certain debts into common stock.


NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company occupies office space provided by Andrew V. Ippolito, the Company's president and a director. The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes.

      During  2002,  the  Company  reimbursed  Mr.  Ippolito
approximately   $44,192.54   for   travel,    general    and
administrative expenses incurred.


NOTE 8 - INCOME TAXES

 The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented due to experiencing operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.






Exhibit 99.1


          CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350,
           AS ADOPTED PURSUANT TO
             SECTION 906 OF THE
         SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Disocery Oil, LTD. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned's knowledge, that:

     (1)  The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange
          Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:     April 15, 2003           /s/ Andrew V. Ippolito
                                   Andrew V. Ippolito,
                                   President
                                  (Principal Executive Officer)


Date:     April 15, 2003           /s/ Andrew V. Ippolito
                                   Andrew V. Ippolito,
                                   Principal Financial Officer