Form 10-Q
period 2003-03-31
DISCOVERY OIL LTD
filed 2003-05-05
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes

X

No

At April 28, 2003, the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheet at March 31, 2003 (Unaudited)

3

Statements of Operations For the Three Month Periods Ended

March 31, 2003 and 2002 (Unaudited)

4

Statements of Cash Flows For the Three Month Periods

Ended March 31, 2003 and 2002 (Unaudited)

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

8

ITEM 3.

Controls and Procedures

9

PART II

ITEM 1.

Legal Proceedings

10

ITEM 2.

Changes in Securities

10

ITEM 3.

Defaults Upon Senior Securities

10

ITEM 4.

Submission of Matters to a Vote of Security Holders

10

ITEM 5.

Other Information

10

ITEM 6.

Exhibits and Reports on Form 8-K

10

Signatures

11

Certifications

12

PART I

ITEM 1:  FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.

Balance Sheet at March 31, 2003

ASSETS

(Unaudited)
March 31,
2003
CURRENT ASSETS
Cash	$3
Accounts receivable	1,287

Total assets	$1,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,000
Related party payable	3,510

Total current liabilities	18,510

STOCKHOLDERS’ EQUITY
Preferred stock; $1.00 par value; 5,000,000 shares authorized; none issued and outstanding
Common stock; $0.001 par value; 200,000,000 shares authorized; 20,245,921 shares issued and outstanding	20,247
Additional paid-in capital	607,575
Accumulated deficit	(645,042)

Total stockholders’ equity	(17,220)

Total liabilities and stockholders’ equity	$1,290

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Statements of Operations for the Three Month

(Unaudited)

Periods Ended March 31, 2003 and 2002

		March 31,		March 31,
		2003		2002
REVENUES
Sales of oil		$3,572		$8,396

OPERATING EXPENSES
General and administrative expenses		2,965		7,525

Total operating expenses		2,965		7,525

NET INCOME		$607		$871

NET INCOME PER SHARE - BASIC	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		20,245,921		20,039,971

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Statements of Cash Flows for the Three Month

(Unaudited)

Periods Ended March 31, 2003 and 2002

	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$607	$871
Change in:
Accounts payable		(2,886)
Accounts receivable	563	(2,487)

Net cash flows provided (used) by operating activities	1,170	(4,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party payables	800	1,578

Net cash proceeds from financial activities	800	1,578

NET INCREASE (DECREASE) IN CASH	1,970	(2,924)

CASH AT BEGINNING OF PERIOD	(1,967)	3,058

CASH AT END OF PERIOD	$3	$134

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Notes to Financial Statements

(Unaudited)

1.

Basis of Presentation:

The financial statements of Discovery Oil, LTD. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Discovery Oil, LTD. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2002 included in Discovery Oils, LTD.’s annual report on Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2003.

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

DISCOVERY OIL, LTD.

Notes to Financial Statements

(Unaudited)

3.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Although the company reported a net profit of $607 for the three months ended March 31, 2003, it has an accumulated deficit since inception.   Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through locating an entity that wishes to engage in a business combination with the Company.  There are no assurances, however, with respect to the future success of these plans.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

[The balance of this page has been intentionally left blank]

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses for several years and has a stockholders’ deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2002, were audited by the Company’s independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002.

For the three months ended March 31, 2003, the Company had a net income of $607 compared to net income of $871 during the comparable period in the previous year.  Oil revenue decreased from $8,396 during the first quarter of 2002 to $3,572 during the first quarter of 2003.  This decrease was primarily due to decreased oil production.  General and administrative expenses decreased from $7,525 in the first quarter of 2002 to $2,965 In the first quarter of 2003.

Financial Condition and Liquidity

During the three month period ended March 31, 2003, the Company generated $1,170 of cash from operating activities.  Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company’s operations.

The Company’s management hopes to acquire an interest in a business opportunity presented to it by persons or entities who or which desire the perceived advantages of an Exchange Act registered corporation.  There are no assurances, however, that management will be successful in its plans in acquiring such interests.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

               May 2, 2003

Andrew V. Ippolito

Date

President, Director and

Chief Financial Officer

Certifications

I, Andrew V. Ippolito, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Discovery Oil, LTD.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

/s/Andrew V. Ippolito

Andrew V. Ipploito

President, Director and Chief Financial Officer