Form 10QSB
period 2003-06-30
DISCOVERY OIL LTD
filed 2003-08-14
CIK 29071

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission file number 000-06541

DISCOVERY OIL, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE

83-0207909

(State or other jurisdiction of

(IRS Employer Identification Number)

incorporation or organization)

6127 Ramirez Canyon Road

Malibu, CA

(Address of principal executive offices)

90265

(Zip Code)

(310) 457-1967

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 14, 2003, the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at June 30, 2003 (Unaudited)	3
Statements of Operations For the Three and Six Month Periods Ended June 30, 2003 and 2002 (Unaudited)	4
Statements of Cash Flows For the Six Month Periods Ended June 30, 2003 and 2002 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	8

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	9

Signature Page	10

Index to Exhibits	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I

ITEM 1:  FINANCIAL STATEMENTS

Discovery Oil LTD Balance Sheet (Unaudited)
Assets

June 30, 2003

Current Assets
Cash and cash equivalents	$ 4,131

Total current assets	4,131

Total assets	$ 4,131

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	$ 15,000
Related party payable	3,510

Total current liabilities	18,510

Shareholder's Equity
Preferred Stock, $1.00 par value; authorized 5,000,000	-
shares: none issued and outstanding
Common Stock, $.001 par value; authorized	20,247
200,000,000 shares; issued and outstanding 20,245,921
Paid in Capital	607,575
Accumulated Deficit	(642,201)

Total Shareholder's Equity/(Deficit)	(14,379)

Total liabilities and shareholder's equity	$ 4,131

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

Discovery Oil LTD Statements of Operations For the Three Months and Six Months Ended June 30, 2003 and 2002 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues
Sales of Oil	$ 6,435	$ 11,489	$ 10,007	$ 19,885

Cost of Revenue	-	6,090	-	9,376

Gross Profit	6,435	5,399	10,007	10,509

Operating expenses:
General and administrative expenses	3,594	34,248	6,559	38,487
Total operating expenses	3,594	34,248	6,559	38,487

Net Income/(Loss)	$ 2,841	$ (28,849)	$ 3,448	$ (27,978)

Basic weighted average common shares outstanding	20,245,921	20,334,187	20,245,921	20,290,546

Basic and diluted Loss per common share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

Discovery Oil LTD. Statements of Cash Flows For the Six Months Ended July 30, 2003 and 2002 (Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 3,448	$ (27,978)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Stock issuance costs		(5,149)
Changes in Operating assets and liabilities:
Acounts Receivable	1,850	(2,361)
Accounts Payable	(1,967)	7,205

Net cash provided by/(used in) operating activities	3,331	(28,283)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Related party payable	800	(134)
Proceeds from the issuance of common stock	-	48,969

Net cash provided by/(used in) financing activities	800	48,835

Net increase (decrease) in cash and cash equivalents	4,131	20,552
Cash and cash equivalents, beginning of period	-	3,058

Cash and cash equivalents, end of period	$ 4,131	$ 23,610

Supplemental information:

None

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

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

3.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Although the company reported a net profit of $3,448 for the six months ended June 30, 2003, (unaudited) it has an accumulated deficit since inception (unaudited).   Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through locating an entity that wishes to engage in a business combination with the Company.  There are no assurances, however, with respect to the future success of these plans.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Results of Operations

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002.

For the three months ended June 30, 2003, the Company had a net income of $2,841 compared to a net loss of $28,849 during the comparable period in the previous year.  Oil revenue decreased from $11,489 during the second quarter of 2002 to $6,435 during the second quarter of 2003.  This decrease was primarily due to decreased oil production.  General and administrative expenses decreased from $34,248 in the second quarter of 2002 to $3,594 in the second quarter of 2003.

For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002.

For the six months ended June 30, 2003, the Company had a net income of $3,448 compared to a net loss of $27,978 during the comparable period in the previous year.  Oil revenue decreased from $19,885 during the six months of 2002 to $11,489 during the six months of 2003.  This decrease was primarily due to decreased oil production.  General and administrative expenses decreased from $38,487 in the first six months of 2002 to $34,248 in the first six months of 2003.

Financial Condition and Liquidity

During the six month period ended June 30, 2003, the Company generated $3,331 of cash from operating activities.  Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company’s operations.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

 (b) Reports on Form 8K. – The company filed no Forms 8K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

               August 14, 2003

Andrew V. Ippolito

Date

President, Director and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.