Form 10QSB
period 2003-09-30
DISCOVERY OIL LTD
filed 2003-11-14
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2003

or

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

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at September 30, 2003 (Unaudited)	3
Statements of Operations For the Three and Nine Month Periods Ended September 30, 2003 and 2002 (Unaudited)	4
Statements of Cash Flows For the Nine Month Periods Ended September 30, 2003 and 2002 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	8

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	9

Signature Page	10

Index to Exhibits	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.

BALANCE SHEET

(UNAUDITED)

Assets

September 30, 2003

Current Assets
Cash and cash equivalents	$ 279

Total current assets	279

Total assets	$ 279

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	15,000
Related party payable	3,510

Total current liabilities	18,510

Shareholder's Equity
Preferred Stock, $1.00 par value; authorized 5,000,000	-
shares: none issued and outstanding
Common Stock, $.001 par value; authorized	20,247
200,000,000 shares; issued and outstanding 20,245,921
Paid in Capital	607,575
Accumulated Deficit	(646,053)

Total Shareholder's Equity/(Deficit)	(18,231)

Total liabilities and shareholder's equity	$ 279

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

DISCOVERY OIL, LTD.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues
Sales of Oil	$ 2,582	$ 12,719	$ 12,590	$ 24,208

Cost of Revenue	-	11,589	-	17,769

Gross Profit	2,582	1,130	12,590	6,439

Operating expenses:
General and administrative expenses	6,434	7,951	12,993	42,199
Total operating expenses	6,434	7,951	12,993	42,199

Net Income/(Loss)	(3,852)	(6,821)	(404)	(35,760)

Basic weighted average common shares outstanding	20,245,921	20,245,921	20,245,921	20,138,370

Basic and diluted Loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

DISCOVERY OIL, LTD.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	Nine Months Ended
	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (404)	$ (35,760)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Stock issuance costs
Changes in Operating assets and liabilities:
Accounts Receivable	1,850	(14,465)
Accounts Payable	(1,967)	5,412

Net cash provided by/(used in) operating activities	(521)	(44,813)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Related party payable	800	(134)
Proceeds from the issuance of common stock	-	43,820

Net cash provided by/(used in) financing activities	800	43,686

Net increase (decrease) in cash and cash equivalents	279	(1,127)
Cash and cash equivalents, beginning of period	-	3,058

Cash and cash equivalents, end of period	$ 279	$ 1,931

Supplemental information:

None

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

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

3.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Although the company reported a net loss of $404 for the nine months ended September 30, 2003, (unaudited) it has an accumulated deficit since inception (unaudited).   Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through locating an entity that wishes to engage in a business combination with the Company.  There are no assurances, however, with respect to the future success of these plans.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Results of Operations

For the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002.

For the three months ended September 30, 2003, the Company had a net loss of $3,852 compared to a net loss of $6,821 during the comparable period in the previous year.  Oil revenue decreased from $12,719 during the third quarter of 2002 to $2,582 during the third quarter of 2003.  The reduction in revenue was primarily due to decreased oil production.  General and administrative expenses decreased from $7,951 in the third quarter of 2002 to $6,434 in the third quarter of 2003.

For the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.

For the nine months ended September 30, 2003, the Company had a net loss of $404 compared to a net loss of $35,760 during the comparable period in the previous year.  Oil revenue decreased from $24,208 during the first nine months of 2002 to $12,590 during first the nine months of 2003.  This reduction in revenue was primarily due to decreased oil production.  General and administrative expenses decreased from $42,199 in the first nine months of 2002 to $12,993 in the first nine months of 2003.

Financial Condition and Liquidity

During the nine month period ended September 30, 2003, the Company generated a loss of $521 from operating activities.  Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company’s operations.

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

PART II - OTHER INFORMATION

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

               November 13, 2003

Andrew V. Ippolito

Date

President, Director and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.