Form 10KSB
period 2003-12-31
DISCOVERY OIL LTD
filed 2004-04-15
CIK 29071

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2003

(  )  Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

       For the transition period from ______ to ______

Commission File Number: 333-06718

DISCOVERY OIL, LTD.

(Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	83-0207909 (I.R.S. Employer Identification Number)

6127 Ramirez Canyon Road, Malibu, CA 90265

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,993

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of April 14, 2004, the registrant had 20,245,921 shares of common stock outstanding with a par value of $0.001.  The  aggregate market value of the registrant's common stock held by non-affiliates as  of April 11, 2003 was $246,001.

No documents are incorporated by reference.

Transitional small business disclosure format: Yes [ ] No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

TABLE OF CONTENTS

Page No.

Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

6

Item 3.

Legal Proceedings.

6

Item 4.

Submission of Matters to a Vote of Security Holders

7

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

7

Item 6.

Management's Discussion and Analysis or Plan of Operation

7

Item 7.

Financial Statements.

8

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure

21

Item 8A.

Controls and Procedures

21

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

21

Item 10.

Executive Compensation.

21

Item 11.

Security Ownership of Certain Beneficial Owners and Management

21

Item 12.

Certain Relationships and Related Transactions.

22

Item 13.

Exhibits and Reports on Form 8-K

22

Item 14

Principal Accountant Fees and Services

22

Signatures

23

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Interactive Multimedia Network, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

EXPLANATORY NOTE: As used in this report, the terms "we", "us", and "our" are sometimes used to refer to Discovery Oil, Ltd. and, as the context requires, its management.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

PART I

Item 1. Description of Business

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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the year ended December 31, 2003, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

Prices of oil and natural gas fluctuate widely based on market conditions

The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

*

political conditions in oil producing and exporting countries;

*

the supply and price of foreign oil and gas;

*

the level of consumer product demand;

*

the price and availability of alternative fuels; and

*

the effect of federal and state regulation of production and transportation.

The Company must replace the reserves it produces.

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

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

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

Oil and gas production, prices and costs

As of December 31, 2003, the Company had a 12.5% non-operating working interest in six wells that produce oil, only.

The Company has no information in regard to estimated reserves nor estimated future cash flows relating thereto because such reserves, if any, would be extremely negligible and therefore immaterial in regard to disclosure in the financial statements.

The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended December 31, 2003.

Customers

During fiscal year 2003, the Company had three major customers.  The Company does not believe that it is dependent on any single customer.  The Company has the option to change customers if conditions so warrant.

Item 3. Legal Proceedings

None.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

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

HIGH

LOW

---------

---------

Quarter ended 3-31-01

No trades

No trades

Quarter ended 6-30-01

No trades

No trades

Quarter ended 9-30-01

$ 0.42

$ 0.01

Quarter ended 12-31-01

$ 0.35

$ 0.11

Quarter ended 3-31-02

$0.25

$0.15

Quarter ended 6-30-02

$0.33

$0.17

Quarter ended 9-30-02

$0.34

$0.08

Quarter ended 12-31-02

$0.08

$0.02

Quarter ended 3-31-03

$0.03

$0.15

Quarter ended 6-30-03

$0.04

$0.02

Quarter ended 8-30-03

$0.03

$0.015

Quarter ended 12-31-03

$0.03

$0.02

Holders.

The number of stockholders of record on April 14, 2004 was 5,684.

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

Results of Operations

For the year ended December 31, 2003, compared to the year ended December 31, 2002.

The Company reported a net loss of $6,761 for the year ended December 31, 2003, compared to a net loss of $57,312 for the year ended December 31, 2002.  The decrease in the net loss reflects a sharp reduction in general and administrative expenses.  Revenues were $16,993 down from $24,807 due to a decrease in royalties . Operating expenses decreased from $82,119 in 2002 to $23,754.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

Financial Condition and Liquidity

Total Assets at December 31, 2003 were $1,722, stockholders;' deficit was $43,335 and the accumulated deficit was $671,157.  Net cash provided by operations was $2,544  during the year ended December 31, 2003.  The majority of the cash was provided from the sale of 205,950 shares of common stock, as reported in 2002, for a total of $48,969.

The Company's liabilities increased by $6,633 from December 31, 2002 to December 31, 2003, primarily due to increases in trade accounts payable (i.e. transfer agent and corporate counsel).  As of December 31, 2003, the Company had a negative working capital of $43,335.  The Company's working interest in its oil properties has been depleted to zero.

The Company plans to fund its operations during fiscal year 2004 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from oil sales in 2004 would be negligible.

Item 7. Financial Statements and Supplementary Data

DISCOVERY OIL, LTD.

FINANCIAL STATEMENTS

December 31, 2003

Williams & Webster, P.S.

Certified Public Accountants

Bank of America Financial Center

601 W. Riverside, Suite 1940

Spokane, WA  99201

DISCOVERY OIL, LTD.

TABLE OF CONTENTS

INDEPENDENT AUDITOR’S REPORT

8

FINANCIAL STATEMENTS

 Balance Sheets

9

 Statements of Operations

10

 Statement of Stockholders’ Equity (Deficit)

11

 Statements of Cash Flows

12

NOTES TO FINANCIAL STATEMENTS

13

The Board of Directors

Discovery Oil, Ltd.

Malibu, California

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Discovery Oil, Ltd. as of December 31, 2002, were audited by other auditors whose report dated April 12, 2003, expressed an unqualified opinion on those statements.

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

The financial statements for the year ended December 31, 2002 were previously audited by another auditor. Subsequent to the preparation of those fianancial statements, it was discovered that they did not fairly present the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America because a corporate state tax liability was not recorded. As described in Note 7 to the financial statements, the Company has restated its 2002 financial statements to conform to accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s continued viability is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations.  The Company has negative working capital and recurrent losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Spokane, Washington

Certified Public Accountants

April 13, 2004

DISCOVERY OIL, LTD. BALANCE SHEETS

	December 31,	December 31,
	2003	2002
		(restated)
ASSETS

CURRENT ASSETS
Cash	$1,722	$-
Accounts receivable	-	1,850
Total Current Assets	1,722	1,850

TOTAL ASSETS	$1,722	$1,850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$1,967
Accounts payable	20,009	15,000
Related party payable	3,855	2,710
State tax liability	21,193	18,747
Total Current Liabilities	45,057	38,424

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(671,157)	(664,396)
Total Stockholders' Equity (Deficit)	(43,335)	(36,574)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,722	$1,850

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD. STATEMENTS OF OPERATIONS

		Year Ended
		December 31,		December 31,
		2003		2002
				(restated)
REVENUES
Royalty income		$16,993		$24,807

OPERATING EXPENSES
State tax expense		2,446		2,286
General and administrative expenses		21,308		79,833
Total operating expenses		23,754		82,119

LOSS FROM OPERATIONS		(6,761)		(57,312)

LOSS BEFORE TAXES		(6,761)		(57,312)

INCOME TAX EXPENSE		-		-

NET LOSS		$(6,761)		$(57,312)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,245,921		20,149,999

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD. STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2001
as presented previously	20,039,971	$20,041	$563,961	$(590,623)	$(6,621)

Correction for state taxes not
properly accrued	-	-	-	(16,461)	(16,461)

Balance, December 31, 2001
as restated	20,039,971	20,041	563,961	(607,084)	(23,082)

Issuance of common stock	205,950	206	43,614	-	43,820

Net loss for the year ended,
December 31, 2002	-	-	-	(57,312)	(57,312)

Balance, December 31, 2002	20,245,921	20,247	607,575	(664,396)	(36,574)

Net loss for the year ended,
December 31, 2003	-	-	-	(6,761)	(6,761)

Balance, December 31, 2003	20,245,921	$20,247	$607,575	$(671,157)	$(43,335)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD. STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(6,761)	$(57,312)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Accounts receivable	1,850	(576)
Accounts payable	5,009	4,182
Sales tax liability	2,446	2,286
Net cash provided (used) by operating activities	2,544	(51,420)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	-	43,820
Bank overdraft	(1,967)	1,967
Related party payable	1,145	2,576
Net cash provided (used) by financing activities	(822)	48,363

Net increase (decrease) in cash and cash equivalents	1,722	(3,057)

Cash at beginning of period	-	3,057

Cash at end of period	$1,722	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Discovery Oil, Ltd. (hereinafter “the Company”) was originally organized in the State of Wyoming in 1964 and became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner  in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas and Texas . Currently, the Company has a 12.5% non-operating working interest in six small oil wells near the city of Signal Hill, California, and maintains an office in Malibu, California.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  The Company currently has no stock issuances to employees under the rules of SFAS 123.  Accordingly there is no change in disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002.  There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss)  Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2003 and 2002, accordingly, only basic earnings (loss) is presented.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $671,157 through December 31, 2003. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Oil properties

The Company follows the successful efforts method of accounting for its oil and gas operations.  Currently, the Company is not is the process of exploring new wells.  Under this method of accounting, all property acquisitions costs and costs of exploratory and development wells would be capitalized when incurred, pending determination of whether an individual well was found to have proved reserves.  If it is determined that an exploratory well has not found proved reserves, the costs of drilling the wells would be expensed. The costs of development wells would be capitalized whether productive or nonproductive. The Company would amortize capitalized costs on the units-of-production method based on production and total estimated proved reserves.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $220,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003.  The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
Net operating loss carryforward	$650,000	$640,000

Deferred tax asset	$220,000	$215,000
Deferred tax asset valuation allowance	$(220,000)	$(215,000)

At December 31, 2003 and 2002, the Company has net operating loss carryforwards of approximately $650,000 and $640,000, which expire in the years 2021 through 2023. The change in the valuation allowance account from December 31, 2003 to December 31, 2002, was $5,000. Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 5 regarding Company’s liability for state income tax reporting.

Revenue Recognition

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 3 - COMMITMENTS AND CONTIGENCIES

In connection with its previous purchase of its 12.5% non-operating working interest in six oil wells, the Company entered into an operating agreement with the majority owner and operator of the wells. This agreement, modeled after agreements standard and customary  to the oil industry, commits the Company to pay its share of joint interest operating costs incurred in the operation, maintenance and potential future development of the wells. Oil prices are extremely volatile and instances may occur where the Company's revenues from oil sales are less than its corresponding production expenses. In addition, oil well repair and maintenance activities may interrupt oil sale revenue and add to overall operation costs.

Domestic oil operations are also subject to extensive federal regulation and potential interruption or termination by governmental authorities on account of environmental and other regulatory considerations. The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase the overall costs to the Company.

NOTE 4 - RELATED PARTY PAYABLE

At December 31, 2002, the Company had a related party payable to Andrew V. Ippolito, president and director, whereby Mr. Ippolito advanced funds on an unsecured and noninterest-bearing basis to the Company. The amount due to Mr. Ippolito at December 31, 2003 and 2002 is $3,855 and $2,710, respectively.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

The Company has one class of issued and outstanding common stock. Prior to 2001, the par value of the common stock was $0.01, and 25 million shares were authorized for issue. Pursuant to a majority shareholders meeting held in August 2001, the Company's Certificate of Incorporation was amended to increase the number of shares of common stock authorized for issue to 200 million shares, to decrease the par value of the Company's common stock to $0.001 per share and to eliminate the provision authorizing preferred stock of the Company.

In prior years, the Company issued common stock at per-share amounts less that the common stock's par value.  As a result, at December 31, 2000, a common stock discount of $4,643 was recorded in the Company's stockholders' deficit account, which was subsequently extinguished during 2001 when the Company reduced the par value of its common stock and converted certain debts into common stock.

In the year ended December 31, 2002, the Company issued 205,950 shares of restricted common stock for $43,820 to various investors.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the Company's president and a director. The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes.

During 2002, the Company reimbursed Mr. Ippolito approximately $44,190 for travel, general and administrative expenses incurred.

NOTE 7 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the year ended December 31, 2002, management discovered that accounting for certain transactions was incorrect and incomplete.  The correction necessary to fairly restate the financial statements for years prior to 2002 was the recording of a previously unrecorded state tax liability of approximately $16,460.

The restatement of the aforementioned liability for the years prior to 2002 had no effect on the reported net loss for the year ended December 31, 2002.  The Company’s accumulated deficit has been increased by $16,460 for the effects of the restatement on prior years.

The financial statements for the year ended December 31, 2002 were also corrected due to an understatement of state tax expense in the amount of $2,286.  The effect of the restatement was to decrease net income by $2,286 in 2002 and increase the accumulated deficit by $2,286. This correction had no material effect upon the loss per share reported in 2002.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective April 06, 2004, Williams & Webster, P.S. replaced Mark Cohen, CPA as the Company’s independent public accountants.  During the year ended December 31, 2002, the report on financial statements from Mark Cohen, CPA contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles except for the paragraph wherein Mark Cohen, CPA expressed substantial doubt about the Company's ability to continue as a going concern.  During 2002, there were no disagreements with Mark Cohen, CPA on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which if not resolved to the satisfaction of such firm would have counseled them to make reference to the subject matter of such disagreement in their report on such financial statements.

Item 8a.  Controls And Procedures

The Registrant's President and Principal Accounting Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President and Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name of Executive Officers and

Principal Occupation, Five-Year

Directors and Positions Held

Age

Business History and Directorships

Andrew V. Ippolito, President

70

Currently and for the past 27 years,

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

60

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

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2003

Item 12. Certain Relationships and Related Transactions

See notes to the financial statements.

Item 13. Exhibits and Reports on Form 8-K

(A)   Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Andrew V. Ippolito
(31)(ii) Certification of M. Jeanett Ippolito
(32)	Section 1350 Certifications
(32)(i) Certification of Andrew V. Ippolito
(32)(ii) Certification of M. Jeanett Ippolito

(B)   Reports  On  Form  8-K

The Registrant filed two forms 8-K regarding change of auditor and engagement of auditor during the 2003 calendar year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $6,575 and $8,400 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2003 and 2002 were $250 and $250, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly  authorized.

DISCOVERY OIL, LTD.

    /s/ Andrew V. Ippolito

By  __________________________________

Andrew V. Ippolito

President, Chairman of the Board

Date:  April 14, 2004

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  April 14, 2004