Form 10QSB
period 2004-03-31
DISCOVERY OIL LTD
filed 2004-05-24
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2004

or

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

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at March 31, 2004 (Unaudited)	3
Statements of Operations For the Three Periods Ended March 31, 2004 and 2003 (Unaudited)	4
Statement of Stockholder's Equity (Deficit)	5
Statements of Cash Flows For the Three Month Periods Ended March 31, 2004 and 2003 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	11

Signature Page	12

Index to Exhibits	13
(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,319	$1,722
Total Current Assets	1,319	1,722

TOTAL ASSETS	$1,319	$1,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$20,009	$20,009
Related party payable	3,855	3,855
State tax liability	21,903	21,193
Total Current Liabilities	45,767	45,057

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(672,270)	(671,157)
Total Stockholders' Equity (Deficit)	(44,448)	(43,335)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,319	$1,722

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31,		March 31,
		2004		2003
		(unaudited)		(unaudited)
				(restated)
REVENUES
Royalty income		$3,968		$3,572

OPERATING EXPENSES
State tax expense		710		611
General and administrative expenses		4,371		2,965
Total operating expenses		5,081		3,576

LOSS FROM OPERATIONS		(1,113)		(4)

LOSS BEFORE TAXES		(1,113)		(4)

INCOME TAX EXPENSE		-		-

NET LOSS		$(1,113)		$(4)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,245,921		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2001
as presented previously	20,039,971	$20,041	$563,961	$(590,623)	$(6,621)

Correction for state taxes not
properly accrued	-	-	-	(16,461)	(16,461)

Balance, December 31, 2001
as restated	20,039,971	20,041	563,961	(607,084)	(23,082)

Issuance of common stock	205,950	206	43,614	-	43,820

Net loss for the year ended,
December 31, 2002	-	-	-	(57,312)	(57,312)

Balance, December 31, 2002	20,245,921	20,247	607,575	(664,396)	(36,574)

Net loss for the year ended,
December 31, 2003	-	-	-	(6,761)	(6,761)

Balance, December 31, 2003	20,245,921	20,247	607,575	(671,157)	(43,335)

Net loss for the three months
ended March 31, 2004	-	-	-	(1,113)	(1,113)

	20,245,921	$20,247	$607,575	$(672,270)	$(44,448)

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(unaudited)	(unaudited)
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(1,113)	$(4)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Accounts receivable	-	563
Accounts payable	-	-
State tax liability	710	611
Net cash provided (used) by operating activities	(403)	1,170

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	-	800
Net cash provided by financing activities	-	800

Net increase (decrease) in cash and cash equivalents	(403)	1,970

Cash at beginning of period	1,722	(1,967)

Cash at end of period	$1,319	$3

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2004, the Company has a deficit of $672,270 and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DISCOVERY OIL

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the year ended December 31, 2002, management discovered that accounting for certain transactions was incorrect and incomplete. The correction necessary to fairly restate the financial statements for years prior to 2002 was the recording of a previously unrecorded state tax liability of approximately $16,460.

The financial statements for the three months ended March 31, 2003 were also corrected due to an understatement of state tax expense in the amount of $611. The effect of the restatement was to decrease net income by $611 in the three months ended March 31, 2003 and increase the accumulated deficit by $611. This correction had no material effect upon the loss per share reported in 2003.

NOTE 5 – STATE TAX LIABILITY

In the three months ended March 31, 2004, the Company’s state tax liability increased by $710. See Note 4.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

For the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

For the three months ended March 31, 2004, the Company had a net loss of $1,113 compared to a net loss of $4 during the comparable period in the previous year.  Oil revenue increased from $3,572 during the first quarter of 2003 to $3,968 during the first quarter of 2004.  The increase in revenue was due to a slight increase in oil production.  General and administrative expenses increased from $2,965 in the first quarter of 2003 to $4,371 in the first quarter of 2004.

Financial Condition and Liquidity

During the three month period ended March 31, 2004, the Company generated a loss of $1,113 from operating activities.  Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company’s operations.

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

Date:             May 24, 2004

Andrew V. Ippolito

President, Director and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 31

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Ippolito, President, Director, & Chief Financial Officer of Discovery Oil Ltd. ("Discovery"), certify that:

(1)	I have reviewed this report on Form 10-QSB of Discovery Oil Ltd.;
(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of Discovery as of, and for, the periods represented in this report;

(4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Discovery and have:
(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Discovery, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of Discovery’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in Discovery’s internal control over financial reporting that occurred during Discovery’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, Discovery’s internal control over financial reporting; and

(5)

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Discovery’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Discovery’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Discovery’s internal controls over financial reporting.

/s/ Andrew Ippolito

Andrew Ippolito

President & Chief Executive Officer

Date: May 24, 2004

Exhibit 32

CERTIFICATION REQUIRED BY RULE 13a-14(b) OR RULE 15d-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Discovery Oil Ltd, a Delaware corporation, (the “Company”) hereby certifies to such officer’s knowledge that:

1.

This quarterly report on Form 10-QSB of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 24, 2004

/s/ Andrew Ippolito

________________________________

Andrew Ippolito

President, Director, and Chief Financial Officer