Form 10QSB
period 2004-06-30
DISCOVERY OIL LTD
filed 2004-08-20
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2004

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 18, 2004, the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at June 30, 2004 (Unaudited)	3
Statements of Operations For the Six Month Periods Ended June 30, 2004 and 2003 (Unaudited)	4
Statement of Stockholder's Equity (Deficit)	5
Statements of Cash Flows For the Six Month Periods Ended June 30, 2004 and 2003 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	11

Signature Page	12

Index to Exhibits	13
(a) There are no issues requiring disclosure for these items and they have therefore been omitted

2

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$486	$1,722
Total Current Assets	486	1,722

TOTAL ASSETS	$486	$1,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$22,509	$20,009
Related party payable	3,855	3,855
Advances payable	7,000	-
State tax liability	22,613	21,193
Total Current Liabilities	55,977	45,057

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(683,313)	(671,157)
Total Stockholders' Equity (Deficit)	(55,491)	(43,335)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$486	$1,722

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended				Six Months Ended
		June 30,		June 30,		June 30,		June 30,
		2004		2003		2004		2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
				(restated)				(restated)
REVENUES
Royalty income		$7,343		$6,435		$11,311		$10,007

OPERATING EXPENSES
State tax expense		710		611		1,420		1,222
General and administrative expenses		17,676		3,594		22,047		6,559
Total operating expenses		18,386		4,205		23,467		7,781

INCOME (LOSS) FROM OPERATIONS		(11,043)		2,230		(12,156)		2,226

INCOME TAX EXPENSE		-		-		-		-

NET INCOME (LOSS)		$(11,043)		$2,230		$(12,156)		$2,226

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,245,921		20,245,921		20,245,921		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2001
as presented previously	20,039,971	$20,041	$563,961	$(590,623)	$(6,621)

Correction for state taxes not
properly accrued	-	-	-	(16,461)	(16,461)

Balance, December 31, 2001
as restated	20,039,971	20,041	563,961	(607,084)	(23,082)

Issuance of common stock	205,950	206	43,614	-	43,820

Net loss for the year ended,
December 31, 2002	-	-	-	(57,312)	(57,312)

Balance, December 31, 2002	20,245,921	20,247	607,575	(664,396)	(36,574)

Net loss for the year ended,
December 31, 2003	-	-	-	(6,761)	(6,761)

Balance, December 31, 2003	20,245,921	20,247	607,575	(671,157)	(43,335)

Net loss for the six months
ended June 30, 2004 (unaudited)	-	-	-	(12,156)	(12,156)
Balance, June 30, 2004 (unaudited)	20,245,921	$20,247	$607,575	$(683,313)	$(55,491)

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(unaudited)	(unaudited)
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,156)	$2,226
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Accounts receivable	-	1,850
Accounts payable	2,500	(1,967)
State tax liability	1,420	1,222
Net cash provided (used) by operating activities	(8,236)	3,331

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances payable	7,000	-
Related party payable proceeds	-	800
Net cash provided by financing activities	7,000	800

Net increase (decrease) in cash and cash equivalents	(1,236)	4,131

Cash at beginning of period	1,722	-

Cash at end of period	$486	$4,131

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2004

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2004, the Company has a deficit of $683,313 and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2004

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

The financial statements for the three and six months ended June 30, 2003 were also corrected due to an understatement of state tax expense in the amounts of $611 and $1,222, respectively. The effects of the restatement were to decrease net income by $611 in the three months ended March 31, 2003 and increase the accumulated deficit by $611 and to decrease net income by $1,222 in the six months ended June 30, 2003 and increase the accumulated deficit by $1,222. This correction had no material effect upon the loss per share reported in 2003.

NOTE 5 – STATE TAX LIABILITY

In the six months ended June 30, 2004, the Company’s state tax liability increased by $710. See Note 4.

NOTE 6 – ADVANCES PAYABLE

In the six months ended June 30, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears 8% interest and is payable upon demand.

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses for several years and has a stockholders’ deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2003, were audited by the Company’s independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003.

For the  six months ended June 30, 2004, the Company had a net loss of $12,156 compared to a net gain of $2,226 during the comparable period in the previous year.  Oil revenue increased from $10,007 during the first six months of 2003 to $11,311 during the same period in 2004.  The increase in revenue was due to a slight increase in oil production.  General and administrative expenses during this period increased from $6,559 in 2003 to $22,047 in 2004.

Financial Condition and Liquidity

During the six month period ended June 30, 2004, the Company generated a loss of $12,156 from operating activities.  Management plans to fund future short-term operating needs through profits from its oil producing properties and advances from related party shareholders, although there can be no assurances that oil production profits and advances from related parties will be sufficient to fund the Company’s operations.

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

Date:             August 19, 2004

Andrew V. Ippolito

President, Director and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.