Form 10QSB
period 2004-09-30
DISCOVERY OIL LTD
filed 2004-11-22
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2004

or

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

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at September 30, 2004 (Unaudited)	3
Statements of Operations For the Nine Month Periods Ended September 30, 2004 and 2003 (Unaudited)	4

Statements of Cash Flows For the Nine Month Periods Ended September 30, 2004 and 2003 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	10

Signature Page	11

Index to Exhibits	12
(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$52,129	$1,722
Total Current Assets	52,129	1,722

TOTAL ASSETS	$52,129	$1,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$26,897	$20,009
Related party payable	-	3,855
Advances payable	7,000	-
State tax liability	23,323	21,193
Total Current Liabilities	57,220	45,057

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(632,913)	(671,157)
Total Stockholders' Equity (Deficit)	(5,091)	(43,335)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$52,129	$1,722

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD. STATEMENTS OF OPERATIONS
		Three Months Ended				Nine Months Ended
		September 30,		September 30,		September 30,		September 30,
		2004		2003		2004		2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
				(restated)				(restated)
REVENUES
Royalty income		$5,382		$2,582		$16,693		$12,590
OPERATING EXPENSES
State tax expense		710		611		2,130		1,833
General and administrative expenses		16,922		6,434		39,169		12,993
Total operating expenses		17,632		7,045		41,299		14,826
INCOME (LOSS) FROM OPERATIONS		(12,250)		(4,463)		(24,606)		(2,236)
OTHER INCOME
Gain from sale of working interest		62,850		-		62,850		-
LOSS BEFORE TAXES		50,600		(4,463)		38,244		(2,236)
INCOME TAX EXPENSE		-		-		-		-
NET INCOME (LOSS)		$50,600		$(4,463)		$38,244		$(2,236)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,245,921		20,245,921		20,245,921		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(unaudited)	(unaudited)
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,244	$(2,236)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Accounts receivable	-	1,850
Accounts payable	6,888	(1,968)
State tax liability	2,130	1,833
Net cash provided (used) by operating activities	47,262	(521)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances payable	7,000	-
Related party payable	(3,855)	800
Net cash provided by financing activities	3,145	800

Net increase (decrease) in cash and cash equivalents	50,407	279

Cash at beginning of period	1,722	-

Cash at end of period	$52,129	$279

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2004, the Company has a deficit of $632,913 and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2004

NOTE 3 – SALE OF WORKING INTEREST

On August 12, 2004, the Company sold all of its 12.5% non-operating working interest in six oil wells for $62,850. This amount has been included as other income on the statement of operations. Although a gain was realized on the sale, the tax effect to the Company is offset by the available accumulated losses from prior periods.

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

The financial statements for the three and nine months ended September 30, 2003 were also corrected due to an understatement of state tax expense in the amounts of $611 and $1,833, respectively. The effects of the restatement were to decrease net income by $611 in the three months ended March 31, 2003 and increase the accumulated deficit by $611 and to decrease net income by $1,833 in the nine months ended September 30, 2003 and increase the accumulated deficit by $1,833. This correction had no material effect upon the loss per share reported in 2003.

NOTE 5 – STATE TAX LIABILITY

In the nine months ended September 30, 2004, the Company’s state tax liability increased by $710. See Note 4.

NOTE 6 – ADVANCES PAYABLE

In the nine months ended September 30, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears 8% interest and is payable upon demand. The Company has accrued $140 in interest and this amount is included in accounts payable and accrued expenses in the balance sheet.

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

The Company had a non-operating working interest in six producing oil wells having proved reserves.  The working interest granted the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil produced and marketed from each well.  On August 12, 2004, the Company sold all of its 12.5% non-operating working interest in the six producing wells for $62,850.  The Company maintains an office in Malibu, California.

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

Results of Operations

For the nine month period ended September 30, 2004 compared to the nine month period ended September  30, 2003.

For the nine months ended September 30, 2004, the Company had a net loss of $24,606 compared to a net loss of $2,236 during the comparable period in the previous year.  Oil revenue increased from $12,590 during the first nine months of 2003 to $16,693 during the same period in 2004.  The increase in revenue was due to a slight increase in oil production.  General and administrative expenses during this period increased from $12,993 in 2003 to $39,169 in 2004.

Financial Condition and Liquidity

During the nine month period ended September 30, 2004, the Company generated a loss of $24,606 from operating activities.  Management plans to fund future short-term operating needs through advances from related party shareholders and loans from unrelated parties, although there can be no assurances that funds so obtained will be sufficient to continue the Company’s operations.

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

Date:             November 19, 2004

Andrew V. Ippolito

President, Director and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.