Form 10KSB
period 2004-12-31
DISCOVERY OIL LTD
filed 2005-05-12
CIK 29071

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2004

(  )  Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

       For the transition period from ______ to ______

DISCOVERY OIL, LTD.

(Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	333-06718 Commission File Number	83-0207909 (I.R.S. Employer Identification Number)

6127 Ramirez Canyon Road, Malibu, CA 90265

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,693

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of April 14, 2005, the registrant had 20,245,921 shares of common stock outstanding with a par value of $0.001.  The aggregate market value of the registrant's common stock based on a market value of $0.035 at April 14, 2005 was $708,607.

No documents are incorporated by reference.

Transitional small business disclosure format: Yes [ ] No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2004

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

Security Ownership of Certain Beneficial Owners and Management

21

Item 12.

Certain Relationships and Related Transactions.

22

Item 13.

Exhibits and Reports on Form 8-K

22

Item 14

Principal Accountant Fees and Services

22

Signatures

23

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements might include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

Any forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Discovery Oil, Ltd, the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

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

The Company formerly had a non-operating working interest in six producing oil wells having proved reserves.  This interest was sold on August 12, 2004.  The Company is currently search for a new investment opportunity in the oil industry.

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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the year ended December 31, 2004, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The Company must expand its operations

The Company's long term success is ultimately dependent on its ability to expand its revenue base through the acquisition of producing properties or negotiating a business combination with a profitable business entity. There is no assurance that the Company will be successful in its plans to expand its operations.

Limited financial resources

The Company has limited financial resources and may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has no revenues at present and may rely principally on the issuance of common shares to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required.

Prices of oil and natural gas fluctuate widely based on market conditions

The Company's previous revenues and intended future revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas.  Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

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

Proved reserves are uncertain

The Company has previously invested in and intends to reinvest in oil and gas producing wells with proved reserves.  Estimating proved reserves involves many uncertainties, including factors beyond the Company's control.  There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science.  Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including; historical production from the properties compared with production from other producing properties; the effects of regulation by governmental agencies; future oil and gas prices; and future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

Governmental regulation, environmental risks and taxes could adversely affect the Company's operations

Oil and natural gas operations are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect.  However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's future investments and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

Environmental risks

Oil and gas producing wells are subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment.  In operating and owning petroleum interests, the Company may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible.  Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence or fault on the part of the Company.  Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the  time such acts were performed. The application of  these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company.  The Company believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations and intends to continue to do so with any future investments.

Item 2. Description of Properties

Oil and gas interests

In April of 1984, the Company purchased a non-operating working interest in six producing oil wells near the city of Signal Hill, California.  The working interest granted the Company a 12.5% working interest, or a 9.32% net revenue interest after underlying royalty payments, in the oil and gas produced and sold from each well.  Said working interest was sold on August 12, 2004.  Discovery is actively seeking new investment opportunities in the oil industry.

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

HIGH

LOW

Quarter ended 3-31-02

$0.25

$0.15

Quarter ended 6-30-02

$0.33

$0.17

Quarter ended 9-30-02

$0.34

$0.08

Quarter ended 12-31-02

$0.08

$0.02

Quarter ended 3-31-03

$0.03

$0.15

Quarter ended 6-30-03

$0.04

$0.02

Quarter ended 8-30-03

$0.03

$0.015

Quarter ended 12-31-03

$0.03

$0.02

Quarter ended 3-31-2004

$0.053

$0.02

Quarter ended 6-30-2004

$0.02

$0.02

Quarter ended 9-30-2004

$0.053

$0.02

Quarter ended 12-31-2004

0.04

0.03

At April 14, 2005

0.035

Holders.

The number of stockholders of record on April 14, 2005 was 5,684.

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

Results of Operations

For the year ended December 31, 2004, compared to the year ended December 31, 2003.

The Company reported a net gain of $3,114 for the year ended December 31, 2004, compared to a net loss of $6,761 for the year ended December 31, 2003.  The gain was due to the sale of the company's working interest in six oil producing wells in California.  Revenues were $16,693, down from $16,993 in 2003.  However, the revenues reported in 2003 were based on twelve months of operation compared to revenues from the eight months prior to the sale of working interest in 2004.  Operating expenses increased from $23,754 in 2003 to $76,429, reflecting increased professional fees, travel expenses and other costs related to the Company's search for new investment opportunities.

Financial Condition and Liquidity

Total assets at December 31, 2004 were $33,263, stockholder's deficit was $40,221 and the accumulated deficit was $668,043.  Net cash used by operations was $38,765 during the year ended December 31, 2004.  The majority of the cash was provided by the sale of the company's working interest in six oil producing wells in California.

The Company's liabilities increased to $73,484 at December 31, 2004 up from $45,057 at December 31, 2003, primarily due to increases in trade accounts and advances payable.  As of December 31, 2004, the Company had working capital of $41,997.  The Company's working interest in oil properties has been depleted to zero.

The Company plans to fund its operations during fiscal year 2005 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from oil sales in 2005 would be negligible as the Company has yet to locate a new investment opportunity.

Item 7. Financial Statements and Supplementary Data

DISCOVERY OIL, LTD.

FINANCIAL STATEMENTS

December 31, 2004

DISCOVERY OIL, LTD.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

13

FINANCIAL STATEMENTS

 Balance Sheets

14

 Statements of Operations

15

 Statement of Stockholders’ Deficit

16

 Statements of Cash Flows

17

NOTES TO FINANCIAL STATEMENTS

18

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Discovery Oil, Ltd.
Malibu, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2004 and 2003 and the results of its operations, stockholders' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 25, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

DISCOVERY OIL, LTD
BALANCE SHEETS

	December 31
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$23,987	$1,722
Prepaid expenses	7,500	-
Total Current Assets	31,487	1,722

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,776	-

TOTAL ASSETS	$33,263	$1,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$34,564	$20,009
Related party payable	8,815	3,855
Advances payable	7,000	-
State tax liability	23,105	21,193
Total Current Liabilities	73,484	45,057

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares
authorized, 20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(668,043)	(671,157)
Total Stockholders' Deficit	(40,221)	(43,335)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,263	$1,722

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Years Ended
		December 31
		2004		2003
REVENUES		$16,693		$16,993

OPERATING EXPENSES
Auto and transportation		10,243		-
Depreciation		44		-
General and administrative		8,049		10,919
Professional fees		33,471		3,865
Rent		15,600		-
State tax expense		1,704		2,446
Travel and meals		7,318		6,524
TOTAL OPERATING EXPENSES		76,429		23,754

LOSS FROM OPERATIONS		(59,736)		(6,761)

OTHER INCOME
Gain on sale of working interest		62,850		-
TOTAL OTHER INCOME		62,850

INCOME (LOSS) BEFORE TAXES		3,114		(6,761)

INCOME TAX EXPENSE		-		-

NET INCOME (LOSS)		$3,114		$(6,761)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		20,245,921		20,245,921

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2003	20,245,921	$20,247	$607,575	$(664,396)	$(36,574)

Net loss for the year ended,
December 31, 2003	-	-	-	(6,761)	(6,761)

Balance, December 31, 2003	20,245,921	20,247	607,575	(671,157)	(43,335)

Net income for the year ended,
December 31, 2004	-	-	-	3,114	3,114

Balance, December 31, 2004	20,245,921	$20,247	$607,575	$(668,043)	$(40,221)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31
	2004	2,003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,114	$(6,761)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	44	-
Gain on sale of working interest	(62,850)	-
Decrease (increase) in:
Accounts receivable	-	1,850
Prepaid expenses	(7,500)	-
Increase (decrease) in:
Accounts payable	14,555	5,009
Advances payable	7,000	-
Related party payable	4,960	1,145
State tax liablity	1,912	2,446
Net cash provided (used) by operating activities	(38,765)	3,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,820)	-
Proceeds from sale of working interest	62,850	-
Net cash provided by financing activities	61,030	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,967)
Net cash used by financing activities	-	(1,967)

Net increase in cash and cash equivalents	22,265	1,722

Cash, beginning of period	1,722	-
Cash, end of period	$23,987	$1,722

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Discovery Oil, Ltd. (hereinafter “the Company”) was originally organized in the State of Wyoming in 1964 and became a Delaware corporation through a merger with a wholly owned subsidiary in 1981. Prior to 1992, the Company was involved as a general partner  in several limited partnerships for the purpose of drilling oil and gas wells in Ohio, Wyoming, Colorado, Kansas and Texas . On August 12, 2004, the Company sold its only remaining 12.5% non-operating working interest in six oil wells for $62,850. This amount has been included as other income on the Company’s statement of operations. Although a gain was realized on the sale, there is no income tax effect to the Company due to the available net operating losses from prior periods.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”).  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”).  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by  requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has determined that there is no current effect upon the financial statements at this time, based upon expected transactions.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it has no financial instruments that would be affected by this pronouncement.

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

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

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

At December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2004 and 2003; accordingly, only basic earnings (loss) is presented.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2004, the Company has a deficit of $668,043 and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

Oil properties

The Company follows the successful efforts method of accounting for its oil and gas operations.  Currently, the Company is not is the process of exploring new wells.  Under this method of accounting, all property acquisition costs and costs of exploratory and development wells would be capitalized when incurred, pending determination of whether an individual well was found to have proved reserves.  If it is determined that an exploratory well does not have proven reserves, the costs of drilling the wells would be expensed. The costs of development wells would be capitalized whether productive or nonproductive. The Company would amortize capitalized costs on the units-of production method based on production and total estimated proved reserves.  During 2004, the Company sold its last remaining interests in oil and gas properties.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $220,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.  The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

	2004	2003

Net operating loss carryforward	$649,000	$650,000

Deferred tax asset	$220,000	$220,000
Deferred tax asset valuation allowance	$(220,000)	$(220,000)

At December 31, 2004 and 2003, the Company has net operating loss carryforwards of approximately $649,000 and $650,000, which expire in the years 2021 through 2024.  The above calculation includes a temporary difference for the recognition of Section 179 depreciation on the computer purchased in 2003.  The difference changes the taxable net income for 2004 from $3,114 to $1,358.  The valuation account did not significantly change from December 31, 2003 to December 31, 2004.  Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 6 regarding Company’s liability for state income tax reporting.

Revenue Recognition

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At December 31, 2004 and 2003, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 years.  Depreciation expense for the year ended December 31, 2004 was $44.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	December 31,
	2004	2003
Office Furniture and Equipment	$1,820	$-
Less Accumulated Depreciation	(44)	-
	$1,776	$-

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2003, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  This amount was repaid in 2004.

During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.  The remaining amount due to the executive at December 31, 2004 is $8,815.

NOTE 5 – COMMON STOCK

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

No common stock was issued during the years ended December 31, 2004 or 2003.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 6 – STATE TAX LIABILITY

For the years ended December 31, 2004 and 2003, the Company estimated its California corporate tax liability to be $22,897 and $21,193, respectively and the Delaware corporate tax liability to be $208, and $0, respectively.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

Subsequent to the date of the financial statements, the State of Delaware suspended the Company for failure to remit the annual corporate taxes.  The Company has since paid the amounts owed and is again in good standing with Delaware, the state within which it is incorporated.

NOTE 7 – ADVANCES PAYABLE

In the year ended December 31, 2004, the Company was loaned $7,000 from an unrelated party.  This advance is uncollateralized, bears no interest and is payable upon demand.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Item 8b. Other Events

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name of Executive Officers and

Principal Occupation, Five-Year

Directors and Positions Held

Age

Business History and Directorships

Andrew V. Ippolito, President

70

Currently and for the past 28 years,

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Andrew V. Ippolito, president and a director and his wife Jeanett, secretary and a director, collectively own 12,045,893 shares of the Registrant's common stock representing 59.5% of the total outstanding shares as of April 14, 2005.

Item 12. Certain Relationships and Related Transactions

See notes to the financial statements.

Item 13. Exhibits and Reports on Form 8-K

(A)   Exhibits

(10)	Lease agreement
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Andrew V. Ippolito
(31)(ii) Certification of M. Jeanett Ippolito
(32)	Section 1350 Certifications
(32)(i) Certification of Andrew V. Ippolito
(32)(ii) Certification of M. Jeanett Ippolito

(B)   Reports on Form 8-K

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $17,704 and $6,575 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2004 and 2003 were $250 and $250, respectively.

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

Date:  May 11, 2005

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  May 11, 2005

21