Form 10QSB
period 2005-03-31
DISCOVERY OIL LTD
filed 2005-05-25
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission file number 000-06541

DISCOVERY OIL, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE

83-0207909

(State or other jurisdiction of incorporation or organization

(IRS Employer Identification Number)

6127 Ramirez Canyon Road

Malibu, CA

(Address of principal executive offices)

90265

(Zip Code)

(310) 457-1967

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 30, 2005 the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at March 31, 2005 (Unaudited)	3
Statements of Operations For the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)	4
Statements of Cash Flows For the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits	10

Signature Page	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$23,987
Prepaid expenses	14,300	7,500
Total Current Assets	14,300	31,487

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,601	1,776

TOTAL ASSETS	$15,901	$33,263

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$32,335	$34,564
Related party payable	6,458	8,815
Advances payable	7,000	7,000
State tax liability	23,334	23,105
Total Current Liabilities	69,127	73,484

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, $0.001 par value;
200,000,000 shares authorized,
20,245,921 shares issued and outstanding	20,247	20,247
Additional paid-in capital	607,575	607,575
Accumulated deficit	(681,048)	(668,043)
Total Stockholder's Deficit	(53,226)	(40,221)
TOTAL LIABILITIES AND
STOCKHOLDER'S DEFICIT	$15,901	$33,263

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31,		March 31,
		2005		2004
		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$3,968

OPERATING EXPENSES
State tax expense		229		710
General and administrative expenses		12,776		4,371
Total operating expenses		13,005		5,081

LOSS FROM OPERATIONS		(13,005)		(1,113)

LOSS BEFORE TAXES		(13,005)		(1,113)

INCOME TAX EXPENSE		-		-

NET LOSS		$(13,005)		$(1,113)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,245,921		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(13,005)	$(1,113)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	175
Decrease (increase) in
Prepaid Expenses	(6,800)
Increase (decrease) in
Accounts payable	(2,229)	-
Related party payables	(2,357)
State tax liability	229	710
Net cash provided (used) by operating activities	(23,987)	(403)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(23,987)	(403)

Cash at beginning of period	23,987	1,722

Cash at end of period	$-	$1,319

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2005, the Company has a deficit of $681,048 and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2005

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At March 31, 2005, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consists of amounts paid for legal fees and rent.  During 2004, the Company prepaid $10,000 to its attorney for 12 months of retainers.  The Company is expensing $2,500 each quarter for legal fees.  The balance of the fees remaining is $5,000.

Also included in prepaid expenses is the remaining $9,300 of prepaid rent.  See Note 5.

NOTE 4 – STATE TAX LIABILITY

For the three months ended March 31, 2005 the Company estimated its California corporate tax liability to be $23,126.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

Subsequent to the date of the financial statements, the State of Delaware suspended the Company for failure to remit the annual corporate taxes.  The Company has since paid the amounts owed and is again in good standing with Delaware, the state within which it is incorporated.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.  During the three months ended March 31, 2005 the Company reimbursed this executive $2,454 for travel, general and administrative expenses.  The remaining amount due to the executive at March 31, 2005 is $6,458.

During the three months ended March 31, 2005, the Company signed a new lease with this executive under the same terms as the prior year and prepaid rent of $13,200, of which $9,300 is included in prepaid expenses on the financial statements.

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

Results of Operations

For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

For the three months ended March 31, 2005, the Company had a net loss of $13,005 compared to a net loss of $1,113 during the comparable period in the previous year.  Revenue decreased from $3,968 during the first three months of 2003 to $0 during the same period in 2005.  General and administrative expenses during this period increased from $4,371 in 2004 to $12,776 in 2005.  The increase is reflects expenses due to the company's search for investment opportunities and an increase in rent.

Financial Condition and Liquidity

During the three month period ended March 31, 2005, the Company generated a loss of $13,005 from operating activities.  Management plans to fund future short-term operating needs through advances from related party shareholders and loans from unrelated parties, although there can be no assurances that funds so obtained will be sufficient to continue the Company’s operations.

The Company’s management hopes to acquire an interest in a business opportunity presented to it by persons or entities who or which desire the perceived advantages of an Exchange Act registered corporation.  There are no assurances, however, that management will be successful in its plans in acquiring such interests.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit 10

Lease Agreement

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:             May 25, 2005

Andrew V. Ippolito

President, Director and

Chief Financial Officer