Form 10QSB
period 2005-06-30
DISCOVERY OIL LTD
filed 2005-08-15
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 30, 2005 the registrant had outstanding 25,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at June 30, 2005 (Unaudited)	3
Statements of Operations For the Six Month Periods Ended June 30, 2005 and 2004 (Unaudited)	4
Statements of Cash Flows For the Six Month Periods Ended June 30, 2005 and 2004 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits	10

Signature Page	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	June 30	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$755	$23,987
Prepaid expenses	10,400	7,500
Total Current Assets	11,155	31,487

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,424	1,776

TOTAL ASSETS	$12,579	$33,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,945	$34,564
Related party payable	26,569	8,815
Advances payable	7,000	7,000
State tax liability	23,355	23,105
Total Current Liabilities	82,869	73,484

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 and 20,245,921 shares issued and outstanding	25,247	20,247
Additional paid-in capital	902,575	607,575
Accumulated deficit	(998,112)	(668,043)
Total Stockholders' Equity (Deficit)	(70,290)	(40,221)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$12,579	$33,263

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005	2004
	(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES
Royalty income	$-		$7,343	$-	$11,311

OPERATING EXPENSES
State tax expense	229		710	458	1,420
Consulting expense - related party	300,000		-	300,000	-
General and administrative expenses	16,835		17,676	29,611	22,047
Total Operating Expenses	317,064		18,386	330,069	23,467

LOSS FROM OPERATIONS	(317,064)		(11,043)	(330,069)	(12,156)

LOSS BEFORE TAXES	(317,064)		(11,043)	(330,069)	(12,156)

INCOME TAX EXPENSE	-		-	-	-

NET LOSS	$(317,064)		$(11,043)	$(330,069)	$(12,156)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.02)	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,357,032		20,245,921	20,801,477	20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(330,069)	$(12,156)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Issuance of common stock for services	300,000	-
Depreciation	352	-
Accounts receivable	-	-
Accounts payable	(8,619)	2,500
Prepaid expenses	(2,900)	-
State tax liability	250	1,420
Net cash provided (used) by operating activities	(40,986)	(8,236)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances payable	-	7000
Related party payable proceeds	17,754	-
Net cash provided by financing activities	17,754	7,000

Net increase (decrease) in cash and cash equivalents	(23,232)	(1,236)

Cash at beginning of period	23,987	1,722

Cash at end of period	$755	$486

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited cash and has suffered material recurring losses from operations since inception. At June 30, 2005, the Company has a deficit of $998,112. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2005

NOTE 3 – STATE TAX LIABILITY

For the six months ended June 30, 2005, the Company estimated its California corporate tax liability to be $23,355.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

During the six months ended June 30, 2005, the State of Delaware suspended the Company for failure to remit the annual corporate taxes.  The Company has paid the amounts owed and is again in good standing with Delaware, the state within which it is incorporated.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses principally consist of amounts paid for legal fees and office rent.

During the year ended December 31, 2004, the Company prepaid twelve months of legal retainer fees of $10,000.  During the six months ended June 30, 2005, the Company expensed $5,000 of this amount.

Also included in prepaid expenses are amounts paid to the Company’s president for use of office space under a 1-year lease.  The Company prepaid a total of $9,300, of which $3,900 was expensed during the six months ended June 30, 3005.  The remaining balance of $5,400 will be expensed during the remainder of the year.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  This amount was repaid in 2004.  During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.    At June 30, 2005, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  The amount due to the executive at June 30, 2005 was $26,569.

During the six months ended June 30, 2005, the Company issued to its officers 5,000,000 shares of common stock for consulting services provided during the year.  The stock was valued at the fair market value of $0.06 per share, or $300,000.

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses for several years and has a stockholders’ deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2004, were audited by the Company’s independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.

For the six months ended June 30, 2005, the Company had a net loss of $330,069 compared to a net loss of $12,156 during the comparable period in the previous year.  Revenue decreased from $11,311 during the first three months of 2004 to $0 during the same period in 2005.  General and administrative expenses during this period increased from $22,047 in 2004 to $29,611 in 2005.  In addition, the Company incurred consulting expenses of $300,000 in 2005 up from $0 in2004.  The increase reflects expenses related to the Company's search for business opportunities in the oil and gas industry.

Financial Condition and Liquidity

During the six month period ended June 30, 2005, the Company generated a loss of $330,069 from operating activities.  Management plans to fund future short-term operating needs through advances from related party shareholders and loans from unrelated parties, although there can be no assurances that funds so obtained will be sufficient to continue the Company’s operations.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005 the Company issued to Andrew Ippolito, President, Chief Financial Officer and a director, and to Jan Ippolito, Secretary and a director, a total of 5,000,000 shares of common stock for services rendered.  Mr. and Mrs. Ippolito now hold jointly a total of 17,045,893 shares of the Company's outstanding stock representing 67.5%.  The Company valued these shares at the fair market value of the day of issuance, $0.6 per share, or $300,000.

ITEM 6. EXHIBITS.

Exhibit 31

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:             August 15, 2005

Andrew V. Ippolito

President, Director and

Chief Financial Officer