Form 10QSB
period 2005-09-30
DISCOVERY OIL LTD
filed 2005-11-08
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

DISCOVERY OIL, LTD

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-06541	83-0207909
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6127 Ramirez Canyon Road, Malibu, CA	90265
(Address of principal executive offices)	(Zip Code)

(310) 457-1967

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005 the number of the Company's shares of par value $0.001 common stock outstanding was 25,245,921.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Discovery Oil Ltd

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheet at September 30, 2005 (Unaudited)	3
Statements of Operations For the Nine Month Periods Ended September 30, 2005 and 2004 (Unaudited)	4
Statements of Cash Flows For the Nine Month Periods Ended September 30, 2005 and 2004 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	9

Part II – Other Information

Item 1. Legal Proceedings	(a)

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits	10

Signature Page	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	June 30	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,076	$23,987
Prepaid expenses	1,500	7,500
Total Current Assets	2,576	31,487

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,330	1,776

TOTAL ASSETS	$3,906	$33,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,944	$34,564
Related party payable	34,372	8,815
Advances payable	7,000	7,000
State tax liability	23,584	23,105
Total Current Liabilities	90,900	73,484

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,247,000 and 20,245,921 shares issued and outstanding	25,247	20,247
Additional paid-in capital	902,575	607,575
Accumulated deficit	(1,014,816)	(668,043)
Total Stockholders' Equity (Deficit)	(86,994)	(40,221)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,906	$33,263

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended		Nine Months Ended
		September 30	September 30	September		September
		2005	2004	2005		2004
		(unaudited)	(unaudited)	(unaudited)		(unaudited)
REVENUES
Royalty income		$-	$5,382	$-		$16,693

OPERATING EXPENSES
State tax expense		229	710	687		2,130
Consulting expense		-	-	300,000		-
General and administrative expenses		16,476	16,922	46,086		39,169
Total operating expenses		16,705	17,632	346,773		41,299

LOSS FROM OPERATIONS		(16,705)	(12,250)	(346,773)		(24,606)

OTHER INCOME
Gain from sale of working interest		-	62,850	-		62,850
INCOME (LOSS) BEFORE TAXES		(16,705)	50,600	(346,773)		38,244

INCOME TAX EXPENSE		-	-	-		-
NET INCOME (LOSS)		$(16,705)	$50,600	$(346,773)		$38,244

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil	$(0.02)	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921	20,245,921	22,468,143		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30
	2005	2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(346,773)	$38,244
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Issuance of common stock for services	300,000	-
Depreciation	447	-
Accounts receivable	-	-
Accounts payable	(8,620)	6,888
Prepaid expenses	6,000	-
State tax liability	478	2,130
Net cash provided (used) by operating activities	(48,468)	47,262

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances payable	-	7,000
Related party payable proceeds	25,556	(3,855)
Net cash provided by financing activities	25,556	3,145

Net increase (decrease) in cash and cash equivalents	(22,912)	50,407

Cash at beginning of period	23,988	1,722

Cash at end of period	$1,076	$52,129

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2005, the Company has a deficit of $1,014,816. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2005

NOTE 3 – STATE TAX LIABILITY

For the nine months ended September 30, 2005 the Company estimated its California corporate tax liability to be $23,584.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  It is possible that the State of California could take a position on the tax liability due which may differ from this estimate and could cause the actual taxes owed to be greater than the estimate.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2003, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  This amount was repaid in 2004.  During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.  At September 30, 2005, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  The amount due to the executive at September 30, 2005 was $33,061.

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses for several years and has a stockholders’ deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2004 were audited by the Company’s independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.

For the nine months ended September 30, 2005, the Company had a net loss of $16,705 compared to a net gain of $50,600 during the comparable period in the previous year.  Revenue decreased from $16,693 during the first nine months of 2004 to $0 during the same period in 2005.  General and administrative expenses during this period increased from $39,169 in 2004 to $46,086 in 2005.  In addition, the Company incurred consulting expenses of $300,000 in 2005 up from $0 in 2004.  The increase reflects expenses related to the Company's search for business opportunities in the oil and gas industry.

Financial Condition and Liquidity

During the nine month period ended September 30, 2005, the Company generated a loss of $346,773 from operating activities.  Management plans to fund future short-term operating needs through advances from related party shareholders and loans from unrelated parties, although there can be no assurances that funds so obtained will be sufficient to continue the Company’s operations.

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:             November 8, 2005

Andrew V. Ippolito

President, Director and

Chief Financial Officer