Form 10KSB
period 2005-12-31
DISCOVERY OIL LTD
filed 2006-04-17
CIK 29071

OMB APPROVAL
OMB Number: 3235-0042
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2005

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

(310) 457-1967

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

[X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of April 11, 2005, the registrant had 25,245,921 shares of common stock outstanding with a par value of $0.001, of which 8,206,398 are held by non-affiliates.  The aggregate market value of the registrant's common stock held by non-affiliates based on a market value of $0.04 at April 11, 2006 was $328,256.

No documents are incorporated by reference.

Transitional small business disclosure format: Yes [ ] No [X]

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2005

TABLE OF CONTENTS

Page No.

Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

7

Item 3.

Legal Proceedings.

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

8

Item 6.

Management's Discussion and Analysis or Plan of Operation

8

Item 7.

Audited Financial Statements.

10

Item 8.

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

22

Item 8A.

Controls and Procedures

22

Item 8B.

Other Events

22

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

22

Item 10.

Executive Compensation.

23

Item 11.

Security Ownership of Certain Beneficial Owners and Management

25

Item 12.

Certain Relationships and Related Transactions.

25

Item 13.

Exhibits

26

Item 14

Principal Accountant Fees and Services

26

Signatures

27

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

Current Strategy

Since the sale of previous interests, Discovery Oil has no revenue and has become a shell company.  The Company is currently search for a new investment opportunity in the oil industry, which would probably take the form of a merger, stock- for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with any possible merger candidates.

The Company maintains an office in Malibu, California.

Employees

The Company has no employees.  Neither of the Company's executive officers are employed by the Company.  Management services are provided on an "as needed" basis without compensation.  The Company has no oral or written contracts for services with any member of management.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risks, together with the other information contained in this report on Form 10KSB, before you decide to buy our common stock. If any of the following risks actually occur, you might well lose all or part of your investment.

The Shares are highly speculative and stockholders should carefully consider the following risk factors, which are illustrative of the risks pertaining to the Company, but which should not be construed as representing all of the possible risks to be considered:

Risk factors related to operations:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2005, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The Company has no working capital.

We have no working capital and are dependent upon our officers, directors and major shareholders to provide funds to the Company in order to satisfy our reporting and other obligations as a public company.  Our long term success is ultimately dependent on our ability to create a new revenue base through the acquisition of producing properties or negotiating a business combination with a profitable business entity.  We have commenced on a limited basis to investigate new business opportunities but there can be no assurance of our success.

There may be unforeseen risks associated with any new business venture.

The Company may be dependent upon existing or new management of the business venture ultimately acquired, and may lack the control necessary to adjust the direction of the venture in the event such operating management fails to cope with business problems.  Because the Company may participate in ventures with newly-organized firms or with firms which are attempting to expand through new products, markets or methods of distribution, Discovery Oil may face additional special risks associated with development stage operations.

Participating in a business merger may result in a change of control.

Our current management jointly owns and controls 67.5% of our outstanding stock.  At the effective date, Andrew and Jeanette Ippolito are in majority control of Discovery Oil.  Control of the Company may change in the event of a business re-organization resulting in the issuance of additional common stock or other voting securities of the Company.  Such change of control might result from the reduction of stock ownership of the present stockholders, and/or from the issuance of additional shares in connection with a business re-organization.  It is possible that the Company's limited financial resources will restrict its participation in business opportunities to those which require the issuance of substantial additional Shares.

Our two majority shareholders may take action without shareholder vote.

Under certain circumstances, our two major shareholders, who are also our officers and directors, may authorize or take corporate action without the notice, approval, consent or vote of the remaining stockholders, subject only to their obligation to timely notify the minority stockholders of the action taken.

Dependence on Key Personnel:

The Company has no employees.

The Company is heavily dependent on our officers and directors for the successful implementation of our business plans, which are to seek out investment opportunities and acquisition candidates.  Officers and directors are not required to devote any specified amount or percentage of its business time to the Company affairs, and to the extent that they spend time, it will be only a minimal amount seeking out acquisition candidates, performing necessary administrative paperwork and keeping Discovery Oil current in our filing obligations under the Exchange Act.  Officers and directors are entitled to reimbursement for any out-of-pocket disbursements incurred on the Company's behalf in the investigation of potential business ventures.

The loss of any of our officers and directors would have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued management of our existing officers and directors.  No contractual relationship exists between the Company and our officers and directors, and no key person life insurance has been or is intended to be obtained covering any such person.  Current management has a limited amount of time to devote to the operations of the Company.  No assurance can be made that any successful acquisition will be negotiated.

There may be potential conflicts of interest.

Our officers and directors may be involved in other ventures and activities and may continue such activities in the future.  If a specific business opportunity should become available, conflicts of interest may arise in the selection between the Company and the other ventures of the officers and directors.  Since no policy has been formulated for the resolution of such potential conflicts, any conflicts which arise will be settled on a case-by-case basis.  There is no guarantee that such a conflict will not result in the Company's inability to participate in particular ventures.

Risk factors related to industry:

Prices of oil and natural gas fluctuate widely based on market conditions.

The Company's previous revenues and intended future revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas.  Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•

political conditions in oil producing and exporting countries;

•

the supply and price of foreign oil and gas;

•

the level of consumer product demand;

•

the price and availability of alternative fuels; and

•

the effect of federal and state regulation of production and transportation.

The Company faces intense competition.

The oil and natural gas industry is highly competitive. The Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. The Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs.

Proved reserves are uncertain.

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

Governmental regulation, environmental risks and taxes could adversely affect the Company's operations.

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

Environmental risks.

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

Item 2. Description of Properties

We currently own no properties.  The Company leases furnished office space from our President, Andrew Ippolito for $1,300 per month.  Lease may be terminated with 30 days written notice by either party, and is renewable month to month following December 31, 2006.  The lease is attached to this annual report on Form 10KSB as Exhibit 10.1 and incorporated by reference herein.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board (OTCBB) for the periods indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. Currently the stock is traded on the OTCBB under the symbol "DSCY.OB".

	HIGH	LOW
Quarter ended 3-31-03	$0.03	$0.15
Quarter ended 6-30-03	$0.04	$0.02
Quarter ended 8-30-03	$0.03	$0.015
Quarter ended 12-31-03	$0.03	$0.02
Quarter ended 3-31-2004	$0.053	$0.02
Quarter ended 6-30-2004	$0.02	$0.02
Quarter ended 9-30-2004	$0.053	$0.02
Quarter ended 12-31-2004	$0.04	$0.03
Quarter ended 3-31-2005	$0.04	$0.03
Quarter ended 6-30-2005	$0.10	$0.032
Quarter ended 9-30-2005	$0.125	$0.055
Quarter ended 12-31-2005	$0.083	$0.055
At April 11, 2006	0.04

Holders.

The number of stockholders of record at April 11, 2006 was 5,672.

Dividends.

No dividends have been paid or declared during the last five years; and the registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

During the period covered by this report the Company sold no equity securities that were registered under the Security Act of 1933, as amended.

The Company issued 2,500,000 shares of unregistered common stock to Andrew Ippolito and M. Jeanette Ippolito, President and Secretary, respectively, on June 13, 2005 for consulting services and unreimbursed expenses.  The shares were collectively valued by the Company at $300,000 and  issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

Plan of Operation

Since the sale of previous interests, Discovery Oil has no revenue and has become a shell company.  The Company is currently search for a new investment opportunity in the oil industry, which would probably take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with any possible merger candidates.

The Company's major shareholders have undertaken to make funds available to the Company in amounts sufficient to enable us to satisfy our reporting and other obligations as a public Company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates.

Given our lack of cash or other assets, Discovery Oil will be extremely limited in our attempts to locate potential business situations for investigation.  We do not know when, or if, we may be able to locate investment opportunities or potential merger candidates.  Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of our officers and directors.  Although the current focus of management is to find investment opportunities or merger candidates within the oil industry, we will also consider other ventures and reserve the right to evaluate and to enter into any type of business opportunity, in any stage of development, in any location.

We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, an entity seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  At the present time, management does not anticipate paying any finder's fee for locating an acquisition prospect.

As part of our investigation of acquisition possibilities, we may meet with executive officers of the business and its personnel, inspect its facilities, obtain independent analysis or verification of the information provided and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, we intend to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.  We can give no assurance that we will be able to find suitable a suitable business opportunity which may desire to combine with Discovery Oil.

Results of Operations

For the year ended December 31, 2005, compared to the year ended December 31, 2004.

The Company reported a net loss of $374,618 for the year ended December 31, 2005, compared to a net gain of $3,114 for the year ended December 31, 2004.  The change reflects the loss of income from previous investments as well as expenses related to normal business operations and the search for new business opportunities.  Revenues were $0, down from $16,693 in 2004.  Operating expenses increased from $76,429 in 2004 to $374,618 in 2005.  Normal operating expenses decreased by $1,811; however, we issued shares valued at $300,000 for consulting services related to our attempt to locate and acquire new business opportunities.

Financial Condition and Liquidity

Total assets at December 31, 2004 were $1,066, stockholder's deficit was $114,838, and the accumulated deficit was $1,042,660.  Net cash used by operations was $23,987 during the year ended December 31, 2005.  The majority of the cash was used to support normal company operations as well as the continuing search for new investment opportunities.

The Company's liabilities increased to $73,484 at December 31, 2004 up from $115,904 at December 31, 2005, primarily due to an increase in a related party payable.  As of December 31, 2005, the Company had working capital of $(115,904).

The Company plans to fund its operations during fiscal year 2006 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from oil sales in 2006 would be negligible as the Company has yet to locate a new investment opportunity.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 7. Financial Statements and Supplementary Data

DISCOVERY OIL, LTD.

AUDITED FINANCIAL STATEMENTS

December 31, 2005 and 2004

DISCOVERY OIL, LTD.

Audited Financial Statements for the years ended December 31, 2005 and 2004

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

12

FINANCIAL STATEMENTS

 Balance Sheets

13

 Statements of Operations

14

 Statement of Stockholders’ Deficit

15

 Statements of Cash Flows

16

NOTES TO FINANCIAL STATEMENTS

17

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Discovery Oil, Ltd.
Malibu, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2005 and 2004 and the results of its operations, stockholders' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 10, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

DISCOVERY OIL, LTD
BALANCE SHEETS
	December 31
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$-	$23,987
Prepaid expenses	-	7,500
Total Current Assets	-	31,487

PROPERTY AND EQUIPMENT, NET	1,066	1,776

TOTAL ASSETS	$1,066	$33,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft payable	$865	$-
Accounts payable	41,677	34,564
Related party payable	42,549	8,815
Advances payable	7,000	7,000
State tax liability	23,813	23,105
Total Current Liabilities	115,904	73,484

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 200,000,000 shares
authorized, 25,245,921 and 20,245,921 shares issued and
outstanding, respectively	25,247	20,247
Additional paid-in capital	902,575	607,575
Accumulated deficit	(1,042,660)	(668,042)
Total Stockholders' Deficit	(114,838)	(40,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,066	$33,264

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS
	Years Ended
	December 31
	2005		2004

REVENUES	$-		$16,693

OPERATING EXPENSES
Auto and transportation	2,383		10,243
Consulting expense - related party	300,000		-
Depreciation	711		44
General and administrative	6,613		8,049
Professional fees	46,090		35,175
Rent	15,600		15,600
Travel and meals	3,221		7,318
TOTAL OPERATING EXPENSES	374,618		76,429

LOSS FROM OPERATIONS	(374,618)		(59,736)

OTHER INCOME
Gain on sale of working interest	-		62,850
TOTAL OTHER INCOME	-		62,850

INCOME (LOSS) BEFORE TAXES	(374,618)		3,114

INCOME TAX EXPENSE	-		-

NET INCOME (LOSS)	$(374,618)		$3,114

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	23,162,588		20,245,921

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2004	20,245,921	$20,247	$607,575	$(671,157)	$(43,335)

Net income for the year ended,
December 31, 2004	-	-	-	3,115	3,115

Balance, December 31, 2004	20,245,921	20,247	607,575	(668,042)	(40,220)

Common Stock issued for consulting expense
at $.065 per share	5,000,000	5,000	295,000		300,000

Net income for the year ended,
December 31, 2005	-	-	-	(374,618)	(374,618)

Balance, December 31, 2004	25,245,921	$25,247	$902,575	$(1,042,660)	$(114,838)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD
STATEMENTS OF CASH FLOWS
	Years Ended
	December 31
	2005	2,004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(374,618)	$3,114
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	711	44
Stock issued for services - related party	300,000	-
Gain on sale of working interest	-	(62,850)
Decrease (increase) in:
Accounts receivable	-	-
Prepaid expenses	7,500	(7,500)
Increase (decrease) in:
Checks in excess of cash	865	-
Accounts payable	7,113	14,555
Advances payable	-	7,000
Related party payable	33,734	4,960
State tax liablity	708	1,912
Net cash provided (used) by operating activities	(23,987)	(38,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,820)
Proceeds from sale of working interest	-	62,850
Net cash provided by financing activities	-	61,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-
Net cash used by financing activities	-	-
Net increase in cash and cash equivalents	(23,987)	22,265
Cash, beginning of period	23,987	1,722
Cash, end of period	$-	$23,987
		-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING:
Common stock isssued for services	$300,000	$300000

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”(hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company currently reports stock issued to employees under the rules of SFAS No. 123. therefore management expects no material impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have a material impact on the Company as the Company does not anticipate maintaining inventory.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

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

At December 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2005 and 2004; accordingly, only basic earnings (loss) is presented.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and has suffered material recurring losses from operations since inception. At December 31, 2005, the Company has a deficit of $1,042,660 and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

Oil properties

The Company follows the successful efforts method of accounting for its oil and gas operations.  Currently, the Company is not is the process of exploring new wells.  Under this method of accounting, all property acquisitions costs and costs of exploratory and development wells would be capitalized when incurred, pending determination of whether an individual well was found to have proved reserves.  If it is determined that an exploratory well has not found proved reserves, the costs of drilling the well would be expensed. The costs of development wells would be capitalized whether productive or nonproductive. The Company would amortize capitalized costs on the units-of-production method based on production and total estimated proved reserves.

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

At December 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $354,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005.  The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$1,042,000	$649,000

Deferred tax asset	$354,000	$220,000
Deferred tax asset valuation allowance	$(354,000)	$(220,000)

At December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $1,042,000 and $649,000, which expire in the years 2021 through 2025.  The above calculation includes a temporary difference for the recognition of Section 179 depreciation on the computer purchased in 2003.  The difference changes the taxable net income for 2004 from $3,114 to $1,358.   Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 6 regarding Company’s liability for state income tax reporting.  The Company’s valuation allowance increased $134,000 from December 31, 2004 to December 31, 2005.

Revenue Recognition

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognized revenues based on actual volumes of oil and gas sold to purchasers.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

The Company has one class of issued and outstanding common stock. Prior to 2001, the par value of the common stock was $0.01, and 25 million shares were authorized for issue. Pursuant to a majority shareholders

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

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

In the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock for $300,000 to directors for services.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company had a related party payable to Andrew V. Ippolito, president and director, whereby Mr. Ippolito advanced funds on an unsecured and noninterest-bearing basis to the Company. The amount due to Mr. Ippolito at December 31, 2005 and 2004 is $42,549 and $8,815, respectively.

The Company signed a lease with Mr. Ippolito for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2005 and 2004, the Company reimbursed this executive approximately $17,800 and $32,200 for rent, travel, general and administrative expenses incurred, respectively.

NOTE 6 – STATE TAX LIABILITY

For the years ended December 31, 2005 and 2004, the Company estimated its California corporate tax liability to be $23,813 and $22,897, respectively and the Delaware corporate tax liability to be $0, and $208, respectively.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

During 2005, the State of Delaware suspended the Company for failure to remit the annual corporate taxes.  The Company has since paid the amounts owed and is again in good standing with Delaware, the state within which it is incorporated.

In the year ended December 31, 2005, the Company’s state tax liability increased by $708.

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

71

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

M. Jeanett Ippolito, Secretary

61

Mrs. Ippolito has been a real estate broker

and a Director for over 20 years.

Identification of Certain Significant Employees

The company has no employees.

Family Relationships

Andrew Ippolito and M. Jeanette Ippolito are husband and wife.  There are no other family relationships known to the Company.

Involvement in Certain Legal Proceedings

So far as the Company is aware, no Director or Executive Officer has been involved in any material legal proceedings during the past five years.

Audit Committee

Due to our inactivity, the Company has not established an Audit Committee and has no audit committee financial expert.  When we resume active operations, the Board of Directors will review current requirements and establish an Audit Committee as soon as practicable.

Section 16(a) Beneficial Ownership Reporting Compliance.

Officers, Directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5.

To the Company’s knowledge, the required Forms 3, 4, and 5 have been filed although not all have been filed on a timely basis.

Code of Ethics

Due to the inactivity of the Company, the Board of Directors has not yet adopted a Code of Ethics other than such direction as is supplied in our by-laws, a copy of which is attached hereto as Exhibit 3.2 and is hereby incorporated by reference.

When we resume active operations, the Board of Directors will review current requirements and establish a Code of Ethics as soon as practicable.

Item 10. Executive Compensation

Other than as presented below, there are no executive officers who received compensation of any kind during the fiscal year ended December 31, 2005.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Andrew Ippolito President and Director	2005	0	0	0	0	0	0	$150,000(1)
M. Jeanett Ippolito Secretary and Director	2005	0	0	0	0	0	0	$150,000(2)

(1)  The company issued Andrew Ippolito 2,500,000 shares valued at $150,000 for consulting services and reimbursed expenses during the year ended December 31, 2005.  The Company has no written consulting contract with Mr. Ippolito.

(2)  The Company issued M. Jeanette Ippolito 2,500,000 shares valued at $150,000 for consulting services and reimbursed expenses during the year ended December 31, 2005.  The Company has no written consulting contract with Mrs. Ippolito.

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2005:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Andrew Ippolito	0	0	0	0
M. Jeanette Ippolito	0	0	0	0

Exercise of Options:

The Company has no stock options outstanding.

Long-Term Incentives

The Company has no long term incentive plan at this time.

Compensation of Directors:

Directors are not compensated for their activity as directors.  The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Other than as indicated in the Summary Compensation Table above, no director received compensation for services during the year ended December 31, 2005.

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

There is no employment agreement between the Company and our other executive officers.  See Risk Factors in Item 1 and Item 6, Plan of Operations, for additional discussion of the Company’s relationship with our officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of April 11, 2006 by:

•

each person who is known by us to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock;

•

the Company’s named executive officers;

•

the Company’s directors; and

•

all of the Company’s executive officers and directors as a group.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers
Andrew V. Ippolito, President and Chairman of the Board	4,480,173	17.8%
M. Jeanett Ippolito, Secretary	2,500,000	9.9%
Andrew and Jeanett Ippolito	10,059,350	39.8%

All current executive officers and directors as a group	17,039,523	67.5%
5% or greater shareholders
CEDE & CO	2,875,348	11.4%
PO Box 222, Bowling Green Station
New York NY 10274

Andrew V. Ippolito, president and a director, and his wife M. Jeanett Ippolito, secretary and a director, collectively own 17,039,523 shares of the Registrant's common stock representing 67.5% of the total outstanding shares as of April 11, 2005.

The Company has no knowledge of any other arrangements, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the company.

The Company is not, to the best of its knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.  We are presently engaged in a search for new investment or merger opportunities.  Control of the Company may change in the event of a business re-organization resulting in the issuance of additional common stock or other voting securities of the Company.

Item 12. Certain Relationships and Related Transactions

At December 31, 2002, the Company had a related party payable to Andrew V. Ippolito, president and director, whereby Mr. Ippolito advanced funds on an unsecured and noninterest-bearing basis to the Company.  The amount due to Mr. Ippolito at December 31, 2005 and 2004 is $42,549 and $8,815, respectively.

The Company signed a lease with Mr. Ippolito for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2005 and 2004, the Company reimbursed this executive approximately $17,800 and $32,200 for rent, travel, general and administrative expenses incurred, respectively.

Item 13. Exhibits

(A)   Exhibits

Exhibit Number	Description
3.1	Amended Articles of Incorporation
3.2	By-laws
10.1	Lease Agreement

31	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Andrew V. Ippolito
(31)(ii) Certification of M. Jeanett Ippolito

32	Section 1350 Certifications
(32)(i) Certification of Andrew V. Ippolito
(32)(ii) Certification of M. Jeanett Ippolito

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $19,570 and $17,704 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2005 and 2004 were $0 and $0, respectively.

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

Date:  April 14, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  April 14, 2006

28