Form 10QSB
period 2006-03-31
DISCOVERY OIL LTD
filed 2006-05-22
CIK 29071

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

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):

Yes ☑     No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 30, 2006 the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes ☐    No☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS
	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$976	$-
Prepaid expenses	-	-
Total Current Assets	976	-

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,165	1,066

TOTAL ASSETS	$2,141	$1,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft payable	-	865
Accounts payable	$47,031	$41,677
Related party payable	49,175	42,549
Advances payable	7,000	7,000
State tax liability	25,122	23,813
Total Current Liabilities	128,328	115,904

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,054,009)	(1,042,660)
Total Stockholders' Equity (Deficit)	(126,187)	(114,838)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,141	$1,066

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31,
		2006		2005
		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$-

OPERATING EXPENSES
State tax expense		1,309		229
Rent		3,900		3,900
Accounting and legal expenses		4,700		5,120
General and administrative expenses		1,440		3,756
Total operating expenses		11,349		13,005

LOSS FROM OPERATIONS		(11,349)		(13,005)

LOSS BEFORE TAXES		(11,349)		(13,005)

INCOME TAX EXPENSE		-		-

NET LOSS		$(11,349)		$(13,005)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		20,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(11,349)	$(13,005)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	118	175
Accounts receivable	-	-
Accounts payable	5,354	(2,229)
Prepaid expenses	-	(6,800)
Related party payables	6,626	(2,357)
State tax liability	1,309	229
Net cash provided (used) by operating activities	2,058	(23,987)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	(217)	-
	(217)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank overdraft payable	(865)	-
Related party payable proceeds	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,841	(23,987)

Cash at beginning of period	-	23,987

Cash at end of period	$1,841	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2006, the Company has a deficit of $1,054,009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2006

NOTE 3 – STATE TAX LIABILITY

For the three months ended March 31, 2006 the Company estimated its California corporate tax liability to be $25,122.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.  The Company is currently in negotiations with California to resolve this payable.

NOTE 4 – RELATED PARTY PAYABLE

From time to time, Company’s president pays expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During the three months ended March 31, 2005 the Company reimbursed this executive $2,454 for travel, general and administrative expenses.  The balance due to the executive at March 31, 2006 and 2005 was $49,175 and $6,458, respectively.  This includes both cash loans, payables for expenses paid on behalf of the Company and accrued rent.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Our management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto as published with the Company’s Form 10KSB filed with the Securities Exchange Commission on April 17, 2006, and with the reviewed financial statements included herein.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had only $1,066 in assets and liabilities of $115,904, and as of March 31, 2006 (unaudited) the Company had assets of only $2,141 and liabilities of $128,328. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time, the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

Since the sale of its previous interests in August 2004, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the ompany will give consideration to the dollar amount of that entity's profitable perations and the adequacy of its working capital in determining the terms and onditions under which the Company would consummate such an acquisition. otential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. Additionally, the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year. The Company also agreed to pay mileage for his travels relating to the Company. During the three months ended March 31, 2005 the Company reimbursed this executive $2,454 for travel, general and administrative expenses. The balance due to the executive at March 31, 2006 and 2005 was $49,175 and $6,458, respectively. This includes both cash loans, payables for expenses paid on behalf of the Company and accrued rent.

Results of Operations

For the three months ended

 March 31, 2006, the Company had a net loss of $11,349 compared to a net loss for the three months ended March 31, 2005, of $13,005. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended March 31, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:             May 22, 2006

Andrew V. Ippolito

President, Director and

Chief Financial Officer