Form 10QSB
period 2006-06-30
DISCOVERY OIL LTD
filed 2006-08-14
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

or

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

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS
	June 30
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$684	$-
Prepaid expenses	-	-
Total Current Assets	684	-

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,037	1,066
TOTAL ASSETS	$1,721	$1,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft payable	-	865
Accounts payable	$41,677	$41,677
Related party payable	66,966	42,549
Advances payable	7,000	7,000
State tax liability	25,351	23,813
Total Current Liabilities	140,994	115,904

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,067,095)	(1,042,660)
Total Stockholders' Equity (Deficit)	(139,273)	(114,838)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,721	$1,066

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended June 30,			Six Months Ended June 30,
		2006	2005		2006	2005
		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES
Royalty income		$-	$-		$-	$-

OPERATING EXPENSES
State tax expense		229	229		246	458
Consulting expense		-	300,000		-	300,000
General and administrative expenses		12,856	16,835		24,189	29,611
Total operating expenses		13,085	317,064		24,435	330,069

LOSS FROM OPERATIONS		(13,085)	(317,064)		(24,435)	(330,069)

LOSS BEFORE TAXES		(13,085)	(317,064)		(24,435)	(330,069)

INCOME TAX EXPENSE		-	-		-	-

NET LOSS		$(13,085)	$(317,064)		$(24,435)	$(330,069)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$	nil	(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921	21,357,032		25,245,921	20,801,477

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(24,435)	$(330,069)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Issuance of common stock for services	-	300,000
Depreciation	246	352
Accounts receivable	-	-
Accounts payable	-	(8,619)
Prepaid expenses	-	(2,900)
Related party payables	-	-
State tax liability	1,538	250
Net cash provided (used) by operating activities	(22,651)	(40,986)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	(217)	-
	(217)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	24,417	17,754
Net cash provided by financing activities	24,417	17,754

Net increase (decrease) in cash and cash equivalents	1,549	(23,232)

Cash at beginning of period	(865)	23,987

Cash at end of period	$684	$755

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  As defined by Rule 12b-2 of the Exchange Act the Company is considered a shell corporation.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2006, the Company has an accumulated deficit of $1,067,095 and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2006

NOTE 3 – STATE TAX LIABILITY

For the six months ended June 30, 2006, the Company estimated its California corporate tax liability to be $25,351.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.  The Company is incorporated in Delware and is current in its Delaware corporate tax liabilities.

NOTE 4 – RELATED PARTY PAYABLE

The Company has a related party payable to Andrew V. Ippolito, president and director, whereby Mr. Ippolito advanced funds on an unsecured and noninterest-bearing basis to the Company. The amount due to Mr. Ippolito at December 31, 2005 was $42,549 and at June 30, 2006 this was $66,966.

The Company signed a lease with Mr. Ippolito for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2005, the Company reimbursed this executive approximately $17,800 for rent, travel, general and administrative expenses incurred.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had only $1,066 in assets and liabilities of $115,904, and as of June 30, 2006 (unaudited) the Company had assets of only $1,721 and liabilities of $140,994. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. Additionally, the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year. The Company also agreed to pay mileage for his travels relating to the Company. During 2005 the Company reimbursed this executive approximately $17,800 for rent, travel, general and administrative expenses. The balance due to the executive at June 30, 2006 was $66,966. This includes both cash loans, payables for expenses paid on behalf of the Company and accrued rent.

Results of Operations

For the three months ended  June 30, 2006, the Company had a net loss of $13,085 compared to a net loss for the three months ended June 30, 2005, of $317,064. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

Based on management’s evaluation, our chief executive officer who is also our chief financial officer has concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We had no significant changes to our internal controls over financial reporting in the second quarter of 2006.

Our Chief Executive Officer does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending June 30, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION.

None

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:             August 10, 2006

Andrew V. Ippolito

President, Director and

Chief Financial Officer