Form 10QSB
period 2006-09-30
DISCOVERY OIL LTD
filed 2006-11-20
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2006

or

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

Yes ☑     No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2006 the registrant had outstanding 20,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes ☐    No☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$187	$-
Prepaid expenses	-	-
Total Current Assets	187	-

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	908	1,066
TOTAL ASSETS	$1,095	$1,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft payable	$-	$865
Accounts payable	42,472	41,677
Related party payable	75,868	42,549
Advances payable	7,000	7,000
State tax liability	25,580	23,813
Total Current Liabilities	150,920	115,904

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,077,647)	(1,042,660)
Total Stockholders' Equity (Deficit)	(149,825)	(114,838)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,095	$1,066

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended				Nine Months Ended
		September 30,		September 30,		September 30,	September 30,
		2006		2005		2006	2005
		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES
Royalty income		$-		$-		$-	$-

OPERATING EXPENSES
State tax expense		229		229		1,767	687
Consulting Expense		-		-		-	300,000
General and administrative expenses		9,527		16,476		33,220	46,086
Total operating expenses		9,756		16,705		34,987	346,773

LOSS FROM OPERATIONS		(9,756)		(16,705)		(34,987)	(346,773)

LOSS BEFORE TAXES		(9,756)		(16,705)		(34,987)	(346,773)

INCOME TAX EXPENSE		-		-		-	-

NET LOSS		$(9,756)		$(16,705)		$(34,987)	$(346,773)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921	22,468,143

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,987)	$(346,773)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Issuance of common stock for services	-	300,000
Depreciation	375	447
Accounts payable	6,150	(8,620)
Prepaid expenses	-	6,000
State tax liability	1,768	478
Net cash provided (used) by operating activities	(26,694)	(48,468)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	(217)	-
	(217)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	27,963	25,556
Net cash provided by financing activities	27,963	25,556

Net increase (decrease) in cash and cash equivalents	1,052	(22,912)

Cash at beginning of period	(865)	23,988

Cash at end of period	$187	$1,076

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  As defined by Rule 12b-2 of the Exchange Act, the Company is considered a shell corporation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting Pronouncements - Recent

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2006, the Company has a deficit of $1,077,647. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

September 30, 2006

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

NOTE 3 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight line method over three to seven years.

NOTE 4 – STATE TAX LIABILITY

For the nine months ended September 30, 2006, the Company estimated its California corporate tax liability to be $25,580.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 5 – RELATED PARTY PAYABLE

At September 30, 2006, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  The amount due to the executive at September 30, 2006 was $75,868.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had only $1,066 in assets and liabilities of $115,904, and as of September 30, 2006 (unaudited) the Company had assets of only $1,095 and liabilities of $150,920. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended September 30, 2006, the Company had a net loss of $9,756 compared to a net loss for the three months ended September 30, 2005, of $16,705. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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

We had no significant changes to our internal controls over financial reporting in the third quarter of 2006.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending September 30, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:         November 16, 2006

Andrew V. Ippolito

President, Director and

Chief Financial Officer