Form 10KSB
period 2006-12-31
DISCOVERY OIL LTD
filed 2007-04-17
CIK 29071

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of April 5, 2006, the registrant had 25,245,921 shares of common stock outstanding with a par value of $0.001, of which 8,206,398 are held by non-affiliates.  The aggregate market value of the registrant's common stock held by non-affiliates based on a market value of $0.025 at April 5, 2006 was $205,159.95.

No documents are incorporated by reference.

Transitional small business disclosure format: Yes [ ] No [X]

SEC 2337 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DISCOVERY OIL, LTD.

Form 10-KSB

December 31, 2006

TABLE OF CONTENTS

Page No.

Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

9

Item 3.

Legal Proceedings.

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

10

Item 6.

Management's Discussion and Analysis or Plan of Operation

10

Item 7.

Audited Financial Statements.

12

Item 8.

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

26

Item 8A.

Controls and Procedures

26

Item 8B.

Other Events

26

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

26

Item 10.

Executive Compensation.

27

Item 11.

Security Ownership of Certain Beneficial Owners and Management

28

Item 12.

Certain Relationships and Related Transactions.

29

Item 13.

Exhibits

30

Item 14

Principal Accountant Fees and Services

30

Signatures

31

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

Selection of a Business

Since we have no current business, our plan of operation will be to seek one or more suitable business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that we will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amounts on research and development activities during each of the last two fiscal years.

Employees

The Company has no employees.  Neither of the Company's executive officers are employed by the Company.  Management services are provided on an "as needed" basis.  The Company has no oral or written contracts for services with any member of management.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

o compensation of key employees through stock options for which there may be a   market valuation;

•

enhanced corporate image;

•

a presence in the United States capital market.

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

The company lacks operations and has losses which are expected to continue into the future.

The Company ceased operations August 12, 2004 when substantially all its operating assets were sold.  The Company’s operating history is not a useful measure upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

the ability to generate revenues; and,

•

the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

If the company does not successfully consummate a business combination, the company will require additional funds.

For the Company to once again engage in operations, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

The company is not an operating company and does not have any significant capital.

Because the Company does not have significant capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

Risk factors related to operations:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2006, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

	HIGH	LOW
Quarter ended 3-31-2005	$0.04	$0.03
Quarter ended 6-30-2005	$0.10	$0.032
Quarter ended 9-30-2005	$0.125	$0.055
Quarter ended 12-31-2005	$0.083	$0.055
Quarter ended 3-31-2006	$0.08	$0.05
Quarter ended 6-30-2006	$0.05	$0.045
Quarter ended 9-30-2006	$0.04	$0.03
Quarter ended 12-31-2006	$0.03	$0.025
At April 05, 2007	0.025

Currently, there are eight broker-dealers making a market on the Company’s common stock.

Holders.

The number of stockholders of record at April 5, 2007 was 5,672.

Dividends.

No dividends have been paid or declared during the last five years; and the registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The company does  not  have securities authorized for issuance under a equity compensation plan.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

The company did not effect any repurchases of securities during the years ended December 2006 or 2005.

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

Results of Operations

For the year ended December 31, 2006, compared to the year ended December 31, 2005.

The Company reported a net loss of $64,791 for the year ended December 31, 2006, compared to a net loss of $374,618 for the year ended December 31, 2005.  Revenues were $0 in both years.  Operating expenses decreased from $374,618 in 2005 to $64,791 in 2006.  The 2005 loss and expenses reflected the issuance of shares valued at $300,000 for consulting services related to our attempt to locate and acquire new business opportunities.

Financial Condition and Liquidity

Total assets at December 31, 2006 were $2,101, stockholder's deficit was $179,629, and the accumulated deficit was $1,107,451.  Net cash provided by operations was $1,540 during the year ended December 31, 2006.  The majority of the cash was used to support normal company operations as well as the continuing search for new investment opportunities.

The Company's liabilities increased to $181,731 at December 31, 2005 compared to $115,904 at December 31, 2005, primarily due to an increase in a related party payable.

The Company plans to fund its operations during fiscal year 2007 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from oil sales in 2007 would be negligible as the Company has yet to locate a new investment opportunity.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 7. Financial Statements and Supplementary Data

DISCOVERY OIL, LTD.

AUDITED FINANCIAL STATEMENTS

December 31, 2006 and 2005

DISCOVERY OIL, LTD.

Audited Financial Statements for the years ended December 31, 2006 and 2005

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

14

FINANCIAL STATEMENTS

 Balance Sheets

15

 Statements of Operations

16

 Statement of Stockholders’ Deficit

17

 Statements of Cash Flows

18

NOTES TO FINANCIAL STATEMENTS

19

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

Board of Directors
Discovery Oil, Ltd.
Malibu, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd. as of December 31, 2006 and 2005 and the results of its operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 19, 2007

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

DISCOVERY OIL, LTD.
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$1,323	$-
Total Current Assets	1,323	-

PROPERTY AND EQUIPMENT, NET	778	1,066

TOTAL ASSETS	$2,101	$1,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft payable	$-	$865
Accounts payable	58,293	41,677
Related party payable	88,268	42,549
Advances payable	7,000	7,000
State tax liability	28,170	23,813
Total Current Liabilities	181,731	115,904

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 200,000 shares authorized,
25,245,921 shares issued and outstanding	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,107,451)	(1,042,660)
Total Stockholders' Deficit	(179,629)	(114,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,101	$1,066

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Year Ended
		December 31,
		2006	2005

REVENUES		$-	$-

OPERATING EXPENSES
State tax expense		4,357	916
Consulting expense		-	300,000
General and administrative expenses		60,434	73,702
Total operating expenses		64,791	374,618

LOSS FROM OPERATIONS		(64,791)	(374,618)

LOSS BEFORE TAXES		(64,791)	(374,618)

INCOME TAX EXPENSE		-	-

NET LOSS		$(64,791)	$(374,618)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921	23,162,588

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2004	20,245,921	$20,247	$607,575	$(668,042)	$(40,220)

Common stock issued for consulting
expense at $0.065 per share	5,000,000	5,000	295,000	-	300,000

Net loss for the year ended
December 31, 2005	-	-	-	(374,618)	(374,618)

Balance December 31, 2005	25,245,921	25,247	902,575	(1,042,660)	(114,838)

Net loss for the year ended
December 31, 2006	-	-	-	(64,791)	(64,791)

Balance December 31, 2006	25,245,921	$25,247	$902,575	$(1,107,451)	$(179,629)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS
	Years Ended
	December 31,
	2,006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(64,791)	$(374,618)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	505	711
Issuance of common stock for services	-	300,000
Decrease (increase) in:
Prepaid expenses	-	7,500
Increase (decrease) in:
Bank overdraft payment	(865)	865
Accounts payable	16,616	7,113
Related party payables	45,719	33,734
State tax liability	4,357	708
Net cash provided (used) by operating activities	1,540	(23,987)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	(217)	-
	(217)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	-	-

Net increase (decrease) in cash and cash equivalents	1,323	(23,987)

Cash at beginning of period	-	23,987

Cash at end of period	$1,323	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING:
Issuance of common stock for services	$-	$300,000

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2006 and 2005; accordingly, only basic earnings (loss) are presented.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has limited cash, negative working capital, and has suffered material recurring losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management estimates that the Company will need to raise an additional $60,000 to continue operations for the upcoming year.

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

Impairment of Long-Lived Assets

In October, 2001, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of December 31, 2006 and 2005, no impairments were deemed necessary.

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

At December 31, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $376,000 principally arising from operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006.  The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$1,107,000	$1,042,000

Deferred tax asset	$376,000	$354,000
Deferred tax asset valuation allowance	$(376,000)	$(354,000)

At December 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $1,107,000 and $1,042,000, which expire in the years 2021 through 2026.  The above calculation includes a temporary difference for the recognition of Section 179 depreciation on the computer purchased in 2003.  Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 6 regarding Company’s liability for state income tax reporting.  The Company’s valuation allowance increased $22,000 from December 31, 2005 to December 31, 2006.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating  the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Revenue Recognition

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognized revenues based on actual volumes of oil and gas sold to purchasers.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 3 - STOCKHOLDERS' DEFICIT

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

In the year ended December 31, 2006, the Company issued no stock.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using an accelerated method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2006	December 31, 2005
Office equipment	2,037	1,820
Total assets	2,037	1,820
Less accumulated depreciation	(1,259)	(754)
	$ 778	$ 1,066

Depreciation and amortization expense for the year ended December 31, 2006 and 2005 was $505 and $711 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company had a related party payable to its president and director for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2006 and 2005 is $88,268       and $42,549, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2006 and 2005, the Company accrued approximately $51,000 and $17,800 for rent, travel, general and administrative expenses, respectively.

NOTE 6 – STATE TAX LIABILITY

For the years ended December 31, 2006 and 2005, the Company estimated its California corporate tax liability to be $28,170 and $23,813, respectively, and the Delaware corporate tax liability to be $0, and $208, respectively.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

During 2005, the State of Delaware suspended the Company for failure to remit the annual corporate taxes.  The Company has since paid the amounts owed and is again in good standing with Delaware, the state within which it is incorporated.

In the year ended December 31, 2006, the Company’s state tax liability increased by $4,357.

NOTE 7 – ADVANCES PAYABLE

In the year ended December 31, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears no interest and is payable upon demand.  As of December 31, 2006, the outstanding balance remains unpaid.

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

72

Currently and for the past 29 years,

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

62

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

To the Company’s knowledge, the required Forms 3, 4, and 5 have been filed.

Code of Ethics

Due to the inactivity of the Company, the Board of Directors has not yet adopted a Code of Ethics other than such direction as is supplied in our by-laws, a copy of which is attached hereto as Exhibit 3.2 and is hereby incorporated by reference.

When we resume active operations, the Board of Directors will review current requirements and establish a Code of Ethics as soon as practicable.

Item 10. Executive Compensation

No executive officers  received compensation of any kind during the fiscal year ended December 31, 2006.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Andrew Ippolito President and Director	2006	0	0	0	0	0	0	0
M. Jeanett Ippolito Secretary and Director	2006	0	0	0	0	0	0	0

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2006:

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

Compensation of Directors:

Directors are not compensated for their activity as directors.  The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  No director received compensation for services during the year ended December 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2006 by:

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
PO Box 222, Bowling Green Station
New York NY 10274

Andrew V. Ippolito, president and a director, and his wife M. Jeanett Ippolito, secretary and a director, collectively own 17,039,523 shares of the Registrant's common stock representing 67.5% of the total outstanding shares as of December 31, 2006.

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

Item 12. Certain Relationships and Related Transactions

At December 31, 2002, the Company had a related party payable to its president and director for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2006 and 2005 is $88,268 and $42,549, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  The lease expired at December 31, 2006 and has been extended on a month-to-month basis.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2006 and 2005, the Company accrued approximately $51,000 and $17,800 for rent, travel, general and administrative expenses, respectively.

Item 13. Exhibits

(A)   Exhibits

Exhibit Number	Description
3.1	Amended Articles of Incorporation*
3.2	By-laws*
10.1	Lease Agreement*

31	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Andrew V. Ippolito
(31)(ii) Certification of M. Jeanett Ippolito

32	Section 1350 Certifications
(32)(i) Certification of Andrew V. Ippolito
(32)(ii) Certification of M. Jeanett Ippolito

*Incorporated by reference to Form 10KSB filed April 17, 2006

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $18,421 and $19,570 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2006 and 2005 were $0 and $0, respectively.

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

Date:  April 16, 2007

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  April 16, 2007

31