Form 10QSB
period 2007-06-30
DISCOVERY OIL LTD
filed 2007-08-14
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2007

or

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

Yes ☑     No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2007 the registrant had outstanding 25,245,921 shares of par value $0.001 common stock.

Transitional Small Business Disclosure format (check one):  Yes ☐    No☑

SEC 2334 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control

Discovery Oil Ltd

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS
	June 30	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$686	$1,323
Total Current Assets	686	1,323

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	624	778

TOTAL ASSETS	$1,310	$2,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$72,319	$58,293
Related party payable	100,768	88,268
Advances payable	7,000	7,000
State tax liability	29,297	28,170
Total Current Liabilities	209,384	181,731

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,135,896)	(1,107,451)
Total Stockholders' (Deficit)	(208,074)	(179,629)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$1,310	$2,101

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS
		Three Months Ended		Six Months Ended
		June 30	June 30	June 30		June 30
		2007	2006	2007		2006
		(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)

REVENUES
Royalty income	$			-		$-

OPERATING EXPENSES
State tax expense		563	229	1,127		246
General and administrative expenses		14,227	10,857	22,423		20,365
Total operating expenses		14,790	11,086	23,550		20,611
LOSS FROM OPERATIONS		(14,790)	(11,086)	(23,550)		(20,611)

OTHER INCOME (EXPENSES)
Miscellaneous income		464	-	464		-
Interest expense		(2,783)	(1,999)	(5,359)		(3,824)
	TOTAL OTHER INCOME (EXPENSES)	(2,319)	(1,999)	(4,895)		(3,824)

LOSS BEFORE TAXES		(17,109)	(13,085)	(28,445)		(24,435)

INCOME TAX EXPENSE		-	-	-		-
NET LOSS		$(17,109)	(13,085)	(28,445)		$(24,435)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921	25,245,921	25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30	June 30
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(28,445)	$(24,435)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	154	246
Accounts payable	14,027	-
Related party payables	-	-
State tax liability	1,127	1,538
Net cash provided (used) by operating activities	(13,137)	(22,651)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	-	(217)
Net cash used in investing activities	-	(217)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	12,500	24,417
Net cash used by financing activities	12,500	24,417

Net increase in cash and cash equivalents	(637)	1,549

Cash at beginning of period	1,323	(865)

Cash at end of period	$686	$684

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2007, the Company has a deficit of $1,135,896. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2007

NOTE 3 – STATE TAX LIABILITY

For the six months ended June 30, 2007 the Company estimated its California corporate tax liability to be $29,297.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2003, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company.  This amount was repaid in 2004.  During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.  At June 30, 2007, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company, the amount due to the executive at June 30, 2007 was $100,768.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Our management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto as published with the Company’s Form 10KSB filed with the Securities Exchange Commission on April 17, 2007, and with the reviewed financial statements included herein.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had only $1,323 in cash and liabilities of $181,731, and as of June 30, 2007 (unaudited) the Company had cash of $686 and liabilities of $209,384. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. Additionally, the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year. The Company also agreed to pay mileage for his travels relating to the Company. The balance due to this executive at June 30, 2007 was $100,768. This includes cash loans, payables for expenses paid on behalf of the Company and accrued rent.

Results of Operations

For the six months ended June 30, 2007, the Company had a net loss of $28,445 compared to a net loss for the six months ended June 30, 2006 of $28,435. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the six months ended June 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

Based on management’s evaluation, our chief executive officer who is also our chief financial officer has concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We had no significant changes to our internal controls over financial reporting in the second quarter of 2007.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending June 30, 2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date:         August 14, 2007

Andrew V. Ippolito

President, Director and

Chief Financial Officer