Form 10QSB
period 2007-09-30
DISCOVERY OIL LTD
filed 2007-11-14
CIK 29071

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2007

or

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

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30	December 31
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,312	$1,323
Total Current Assets	1,312	1,323

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	545	778

TOTAL ASSETS	$1,857	$2,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$72,319	$58,293
Related party payable	108,768	88,268
Advances payable	7,000	7,000
State tax liability	29,860	28,170
Total Current Liabilities	217,947	181,731

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,143,912)	(1,107,451)
Total Stockholders' Deficit	(216,090)	(179,629)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,857	$2,101

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS
		Three Months Ended				Nine Months Ended
		September 30		September 30		September 30		September 30
		2007		2006		2007		2006
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$-		$-		$-
OPERATING EXPENSES
State tax expense		563		229		1,690		1,767
General and administrative expenses		7,652		9,527		30,076		33,220
Total operating expenses		8,215		9,756		31,766		34,987
LOSS FROM OPERATIONS		(8,215)		(9,756)		(31,766)		(34,987)

OTHER INCOME (EXPENSES)
Other income		200		-		200		-
Interest income		-		-		464		-
Interest expense		-		-		(5,359)		-
	TOTAL OTHER INCOME (EXPENSES)	200		-		(4,695)		-
LOSS BEFORE TAXES		(8,015)		(9,756)		(36,461)		(34,987)
INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(8,015)		$(9,756)		$(36,461)		$(34,987)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(36,461)	$(34,987)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	233	375
Accounts payable	14,027	6,150
State tax liability	1,690	1,768
Net cash provided (used) by operating activities	(20,511)	(26,694)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	-	(217)
Net cash used in investing activities	-	(217)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	20,500	27,963
Net cash used by financing activities	20,500	27,963

Net increase in cash and cash equivalents	(11)	1,052

Cash at beginning of period	1,323	(865)

Cash at end of period	$1,312	$187

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2007, the Company has a deficit of $1,143,912. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the nine months ended September 30, 2007 the Company estimated its California corporate tax liability to be $29,860.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2007

NOTE 4 – RELATED PARTY PAYABLE

During the year ended December 31, 2004, the Company’s president paid expenses on behalf of the Company.  Additionally the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2004, the Company reimbursed this executive approximately $32,235 for rent, travel, general and administrative expenses incurred.    At September 30, 2007, the Company had a related party payable to its president, who advanced funds on an unsecured and noninterest-bearing basis to the Company. The amount due to the executive at September 30, 2007 was $108,768.

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

Plan of Operation

Since the sale of previous interests, Discovery Oil has no revenue and has become a shell company.  The Company is currently searching for a new investment opportunity in the oil industry, which would probably take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with any possible merger candidates.

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

We may seek a business opportunity with a firm, which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, an entity seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  At the present time, management does not anticipate paying any finder's fee for locating an acquisition prospect.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had $1,323 in cash and liabilities of $181,731, and as of September 30, 2007 (unaudited) the Company had cash of $1,312 and liabilities of $217,947. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time, the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

Since the sale of its previous interests in August 2004, the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management, but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders, as it has only limited capital and no operations.

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. Additionally, the Company signed a lease with this executive for the use of office space for $1,300 per month, or $15,600 per year. The Company also agreed to pay mileage for his travels relating to the Company. The balance due to this executive at September 30, 2007 was $108,768. This includes cash loans, payables for expenses paid on behalf of the Company and accrued rent.

Results of Operations

For the nine months ended September 30, 2007, the Company had a net loss of $36,461 compared to a net loss for the nine months ended September 30, 2006 of $34,978. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the nine months ended September 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

Based on management’s evaluation, our chief executive officer who is also our chief financial officer has concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We had no significant changes to our internal controls over financial reporting in the third quarter of 2007.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending September 30, 2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, President

Exhibit 32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, President

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Oil, LTD.

(Registrant)

By:/s/Andrew V. Ippolito

Date:         November 14, 2007

Andrew V. Ippolito

President, Director and

Chief Financial Officer