Form 10KSB
period 2007-12-31
DISCOVERY OIL LTD
filed 2008-04-15
CIK 29071

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at close of market on April 10, 2008 of $0.008, the aggregate market value of the Registrant’s common stock held by non-affiliates was $65,651.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of April 10, 2008, 25,245,921 shares of common stock were outstanding.

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

13

Item 8.

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

26

Item 8A.

Controls and Procedures

26

Item 8B.

Other Events

27

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

28

Item 10.

Executive Compensation.

29

Item 11.

Security Ownership of Certain Beneficial Owners and Management

30

Item 12.

Certain Relationships and Related Transactions.

31

Item 13.

Exhibits

32

Item 14

Principal Accountant Fees and Services

32

Signatures

33

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

Current Strategy

Since the sale of previous interests, Discovery Oil has no revenue and has become a shell company.  The Company is currently searching for a new investment opportunity in the oil industry, which would probably take the form of a merger, stock- for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with  possible merger candidates.

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

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of  opportunities available to us, it may be anticipated that some opportunities are yet to develop as going concerns or that some  opportunities are in the development stage and have not generated significant revenues from principal business activities prior to our participation.

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

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

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risks, together with the other information contained in this report on Form 10KSB, before you decide to buy our common stock. If any of the following risks actually occur, you might lose all or part of your investment.

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

Risk factors related to operations:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2007, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Our current management jointly owns and controls 67.4% of our outstanding stock.  At the effective date, Andrew and Jeanette Ippolito are in majority control of Discovery Oil.  Control of the Company may change in the event of a business re-organization resulting in the issuance of additional common stock or other voting securities of the Company.  Such change of control might result from the reduction of stock ownership of the present stockholders, and/or from the issuance of additional shares in connection with a business re-organization.  It is possible that the Company's limited financial resources will restrict its participation in business opportunities to those which require the issuance of substantial additional Shares.

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

Item 2. Description of Properties

We currently own no properties.  The Company leased furnished office space from our President, Andrew Ippolito for $1,300 per month through December 31, 2006.  The lease expired and has not been renewed.

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

Discovery is actively seeking new investment opportunities.

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

	HIGH	LOW
Quarter ended 3-31-2006	$0.08	$0.05
Quarter ended 6-30-2006	$0.05	$0.045
Quarter ended 9-30-2006	$0.04	$0.03
Quarter ended 12-31-2006	$0.03	$0.025
Quarter ended 3-31-2007	$0.0275	$0.0125
Quarter ended 6-30-2007	$0.0275	$0.02
Quarter ended 9-30-2007	$0.025	$0.0125
Quarter ended 12-31-2007	$0.02	$0.01
At April 10, 2008	0.008	0.008

Currently, there are eight broker-dealers making a market on the Company’s common stock.

Holders.

The number of stockholders of record at April 10, 2008 was 5,894.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

The company did not effect any repurchases of securities during the years ended December 2007 or 2006.

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

Results of Operations

For the year ended December 31, 2007, compared to the year ended December 31, 2006.

The Company reported a net loss of $51,982 for the year ended December 31, 2007, compared to a net loss of $64,791 for the year ended December 31, 2006.  Revenues were $0 in both years.

Financial Condition and Liquidity

Total assets at December 31, 2007 were $5,887, stockholder's deficit was $231,611, and the accumulated deficit was $1,159,433.  Net loss from operations was $41,919 during the year ended December 31, 2007.  The majority of the cash was expended for normal company operations as well as the continuing search for new investment opportunities.

The Company's liabilities increased to $237,498 at December 31, 2007 compared to $181,731 at December 31, 2006, primarily due to an increase in a related party payable.

The Company plans to fund its operations during fiscal year 2008 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from oil sales in 2008 would be negligible as the Company has yet to locate a new investment opportunity.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Contractual Obligations

None.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Significant Equipment Purchases and Requirements

None.

Item 7. Financial Statements and Supplementary Data

DISCOVERY OIL, LTD.

AUDITED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

Discovery Oil, Ltd.
Malibu, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Discovery Oil, Ltd. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd as of December 31, 2007 and 2006, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2008

Bank of America Financial Center
800 Fifth Avenue, Suite 4100, Seattle, WA 98104
Phone (206) 447-1303 Fax (206) 470-1150

www.williams-webster.com
Member of Russell Bedford International

DISCOVERY OIL, LTD.
BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$1,920	$1,323
Prepaid expense	3,500	-
Total Current Assets	5,420	1,323

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	467	778

TOTAL ASSETS	$5,887	$2,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$84,996	$58,293
Related party payable	113,768	88,268
Advances payable	7,000	7,000
Accrued expense	165	-
State tax liability	31,569	28,170
Total Current Liabilities	237,498	181,731

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,159,433)	(1,107,451)
Total Stockholders' Equity Deficit	(231,611)	(179,629)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY DEFICIT	$5,887	$2,101

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Year Ended
		December 31		December 31
		2007		2006

REVENUES
Royalty income		$-		$-

OPERATING EXPENSES
State tax expense		3,398		4,357
Legal and accounting		24,539		23,867
Stock transfer expense		8,339		7,268
General and administrative expenses		5,643		20,746
Total operating expenses		41,919		56,238

LOSS FROM OPERATIONS		(41,919)		(56,238)

OTHER INCOME (EXPENSES)
Interest income		464		-
Other Income		200		-
Interest expense		(10,727)		(8,553)
	TOTAL OTHER INCOME (EXPENSES)	(10,063)		(8,553)

LOSS BEFORE TAXES		(51,982)		(64,791)

INCOME TAX EXPENSE		-		-

NET LOSS		$(51,982)		$(64,791)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2001
as presented previously	20,039,971	$20,041	$563,961	$(590,623)	$(6,621)

Correction for state taxes not
properly accrued	-	-	-	(16,461)	(16,461)
Balance, December 31, 2001
as restated	20,039,971	20,041	563,961	(607,084)	(23,082)

Issuance of common stock	205,950	206	43,614	-	43,820

Net loss for the year ended,
December 31, 2002	-	-	-	(57,312)	(57,312)
Balance, December 31, 2002	20,245,921	20,247	607,575	(664,396)	(36,574)

Net loss for the year ended,
December 31, 2003	-	-	-	(6,761)	(6,761)
Balance, December 31, 2003	20,245,921	20,247	607,575	(671,157)	(43,335)

Net income for the year ended
December 31, 2004	-	-	-	3,115	3,115
Balance December 31, 2004	20,245,921	20,247	607,575	(668,042)	(40,220)

Common stock issued for consulting
expense at $.065 per share	5,000,000	5,000	295,000		300,000

Net loss for the year ended
December 31, 2005				(374,618)	(374,618)
Balance December 31, 2005	25,245,921	25,247	902,575	(1,042,660)	(114,838)

Net loss for the year ended
December 31, 2006				(64,791)	(64,791)
Balance December 31, 2006	25,245,921	25,247	902,575	(1,107,451)	(179,629)

Net loss for the year ended
December 31, 2007				(51,982)	(51,982)
Balance December 31, 2007	25,245,921	$25,247	$902,575	$(1,159,433)	$(231,611)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31	December 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(51,982)	$(64,791)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	311	505
Prepaid expense	(3,500)
Checks in excess of cash	-	(865)
Accounts payable	26,704	16,616
Related party payables	25,500	45,719
Accrued expense	165
State tax liability	3,399	4,357
Net cash provided (used) by operating activities	597	1,540

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for fixed assets	-	(217)
	-	(217)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	597	1,323

Cash at beginning of period	1,323	-

Cash at end of period	$1,920	$1,323
	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

At December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2007 and 2006; accordingly, only basic earnings (loss) are presented.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

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

DECEMBER 31, 2007

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

At December 31, 2007 and December 31, 2008, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $387,000 and $369,000, respectively, principally arising from operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2007.  The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Net operating loss carryforward	$1,139,000	$1,087,000

Deferred tax asset	$387,000	$369,000
Deferred tax asset valuation allowance	$(387,000)	$(369,000)

At December 31, 2007 and December 31, 2006, the Company has net operating loss carryforwards of approximately $1,139,000 and $1,087,000 respectively, which expire in the years 2021 through 2027. Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 6 regarding Company’s liability for state income tax reporting.  The Company’s valuation allowance increased $18,000 from December 31, 2006 to December 31, 2007.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

The current company policy is to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The statue of limitations remains open for U.S. and certain state income tax examinations for tax years from 1991 and forward, due to non filing.  State Income tax expense for the year ended December 31, 2007 includes $16,569 interest and penalties. As of December 31, 2007, we have no accrued interest and penalties related to uncertain tax positions. As of December 31, 2007, we do not expect our unrecognized tax benefits to change significantly over the next 12 months. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (SFAS No. 158). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

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

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

In the year ended December 31, 2007, the Company issued no stock.

DISCOVERY OIL, LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2007	December 31, 2006
Office equipment	2,037	2,037
Total assets	2,037	2,037
Less accumulated depreciation	(1,570)	(1,259)
Total Net Equipment	$ 467	$ 778

Depreciation and amortization expense for the year ended December 31, 2007 was $311.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company had a related party payable to its, president and director, for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2007 and 2006 is $113,768 and $88,268, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  This lease expired at the December 31, 2006 and the President and the Company did not renew it.  The Company also agreed to pay mileage for his travels relating to the Company.  During 2007 and 2006, the Company accrued approximately $0 and $51,073 for rent, travel, general and administrative expenses incurred, respectively.

NOTE 7 – STATE TAX LIABILITY

For the years ended December 31, 2007 and 2006, the Company estimated its California corporate tax liability to be $31,569 and $27,914, respectively and the Delaware corporate tax liability to be $0, and $0, respectively. The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

In the year ended December 31, 2007, the Company’s state tax liability increased by $3,655.

NOTE 8 – ADVANCES PAYABLE

In the year ended December 31, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears no interest and is payable upon demand.  As of December 31, 2007, the outstanding balance remains unpaid.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by the company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Discovery Oil, Ltd.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  As a result of these material weaknesses, management concluded that the company’s disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In the course of the evaluation, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Insufficient Knowledgeable and Competent Personnel in Key Positions.  There are insufficient knowledgeable and competent personnel in key positions within the Company.  Because Discovery Oil is a shell corporation, the Company has virtually no operations.  The two Directors are the only individuals who remain involved with the Company, with the exception of the Company’s outside accountant providing bookkeeping services.  The two Directors are not independent, and have insufficient technical and reporting expertise to provide adequate oversight of financial reporting.  In addition, fundamental elements of an effective control environment were not present as of December 31, 2007, including independent oversight of management and financial reporting, a code of conduct or ethics, and controls to address the risk of management override.  This deficiency led to identification by the auditors of required material adjustments to the financial statements.

Based on the material weakness described above, management concluded that, as of December 31, 2007, internal control over financial reporting was not effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We do not intend to remedy the material weakness identified, because the company has virtually no operations and is, at present, in existence for the purposes of a reverse merger, if a candidate should arise.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Events

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name of Executive Officers and

Principal Occupation, Five-Year

Directors and Positions Held

Age

Business History and Directorships

Andrew V. Ippolito, President

76

Currently and for the past 30 years,

and Chairman of the Board of

Mr. Ippolito functioned as a

Directors

business executive, diplomat, Honorary Consul

General of Liberia and General Secretary of the

Los Angeles Consular Corps, representing more

than 86 countries and providing access to

international finance and trade markets. Current

President and Chairman of the Board of Discovery

Oil, LTD.

M. Jeanett Ippolito, Secretary

66

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

Code of Ethics

Due to the inactivity of the Company, the Board of Directors has not yet adopted a Code of Ethics other than such direction as is supplied in our by-laws, a copy of which is was filed with the Company’s Report on Form 10KSB on April 17, 2006 and is hereby incorporated by reference.

When we resume active operations, the Board of Directors will review current requirements and establish a Code of Ethics as soon as practicable.

Item 10. Executive Compensation

No executive officers  received compensation of any kind during the fiscal year ended December 31, 2007.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Andrew Ippolito President and Director	2007	0	0	0	0	0	0	0
M. Jeanett Ippolito Secretary and Director	2007	0	0	0	0	0	0	0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2007 by:

•

each person who is known by us to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock;

•

the Company’s named executive officers;

•

the Company’s directors; and

•

all of the Company’s executive officers and directors as a group.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers
Andrew V. Ippolito, President and Chairman of the Board	4,480,173	17.7%
M. Jeanett Ippolito, Secretary	2,500,000	9.9%
Andrew and Jeanett Ippolito	10,059,350	39.8%

All current executive officers and directors as a group	17,039,523	67.4%
5% or greater shareholders
CEDE & CO	2,859,155	11.4%
PO Box 222, Bowling Green Station
New York NY 10274

Andrew V. Ippolito, president and a director, and his wife M. Jeanett Ippolito, secretary and a director, collectively own 17,039,523 shares of the Registrant's common stock representing 67.4% of the total outstanding shares as of April 10, 2008.

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

Item 12. Certain Relationships and Related Transactions

At December 31, 2002, the Company had a related party payable to its president and director for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2007 and 2006 is $113,768 and $88,268, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  The lease expired at December 31, 2006 and has not been renewed.  The Company also agreed to pay mileage for his travels relating to the Company. During 2007 and 2006, the Company accrued approximately $0 and $51,073 for rent, travel, general and administrative expenses, respectively.

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2007 and 2006 were $27,776 and $18,421 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2007 and 2006 were $0 and $0, respectively.

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

Date:  April 14, 2008

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  April 14, 2008