Form 10-Q
period 2008-03-31
DISCOVERY OIL LTD
filed 2008-05-15
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

UDiscovery Oil, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE	000-06541	83-0207909
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6127 Ramirez Canyon Road, Malibu, CA	90265
(Address of principal executive offices)	(Zip Code)

U(310) 457-1967

(Registrant's telephone number, including area code)

U                                        N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

10

Item 4 – Controls and Procedures

10

PART II - OTHER INFORMATION

Item 6 - Exhibits

13

SIGNATURES

14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	March 31	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,649	$1,920
Prepaid expenses	-	3,500
Total Current Assets	1,649	5,420

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	410	467
TOTAL ASSETS	$2,059	$5,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft payable		-
Accounts payable	$81,345	$84,996
Related party payable	123,873	113,768
Advances payable	7,000	7,000
Accrued expense	845	165
State tax liability	13,881	31,569
Total Current Liabilities	226,944	237,498

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,152,707)	(1,159,433)
Total Stockholders' Equity (Deficit)	(224,885)	(231,611)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,059	$5,887

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31	March 31
		2008	2007
		(unaudited)

REVENUES
Royalty income		$-	$-

OPERATING EXPENSES
State tax expense		200	563
Consulting Expense		-
General and administrative expenses		7,734	8,198
Total operating expenses		7,934	8,761

LOSS FROM OPERATIONS		(7,934)	(8,761)

OTHER INCOME (EXPENSES)
Interest income			-
Other Income - Change in estimate		17,887	-
Interest expense		(3,227)	(8,553)
	TOTAL OTHER INCOME (EXPENSES)	14,660	(8,553)

LOSS BEFORE TAXES		6,726	(8,761)

INCOME TAX EXPENSE		-	-

NET LOSS		$6,726	$(8,761)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921	25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31	March 31
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$6,726	$(8,761)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	57	77
Accounts payable	(3,651)	3,451
Prepaid expenses	3,500	-
Accrued expense	680	-
State tax liability	(17,688)	563
Net cash provided (used) by operating activities	(10,376)	(4,670)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	$10,105	5,000
Net cash provided by financing activities	10,105	5,000

Net increase (decrease) in cash and cash equivalents	(271)	330

Cash at beginning of period	1,920	1,323

Cash at end of period	$1,649	$1,653
	-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2008, the Company has a deficit of $1,152,707. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the three months ended March 31, 2008 the Company estimated its California corporate tax liability to be $13,881.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2008

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2002, the Company had a related party payable to its, president and director, for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at March 31, 2008 and December 31, 2007 is $123,873 and $113,768, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  This lease expired at the December 31, 2006 and the President and the Company did not renew it.  The Company also agreed to pay mileage for his travels relating to the Company. During the period ended March 31, 2007 and December 31, 2007, the Company accrued approximately $0 and $0 for rent, travel, general and administrative expenses incurred, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are now  a shell corporation and have not had operations since 2004 or generated or realized any revenues from our business operations since.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our need for capital is minimal and is primarily related to our status as a fully reporting company under the Securities Exchange Act of 1934, as amended. Our only other source for cash at this time is our President, Director and Chief Financial Officer, Andrew Ippolito. We believe that he will continue to provide sufficient funds to enable us to last another 12 months. Other than as described in this paragraph, we have no other financing plans. In the event that Mr. Ippolito is not able or willing to provide the necessary financing, we may not be able to maintain our status as a fully reporting company.

General

Our management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto as published with the Company’s Form 10KSB filed with the Securities Exchange Commission on April 14, 2008, and with the reviewed financial statements included herein.  The following statements may be forward-looking in nature and actual results may differ materially.

UPlan of Operation

Since the sale of previous interests in August 2004, Discovery Oil has no revenue and has become a shell company.  The Company is currently searching for a new investment opportunity in the oil industry, which would probably take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with any possible merger candidates.

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

ULiquidity and Capital Resources

As of March 31, 2008, the Company had $1,641 in cash and liabilities of $226,944, and as of December 31, 2007, the Company had cash of $1,920 and liabilities of $237,498. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. The balance due to this executive at March 31, 2008 was $123,873. This includes cash loans, payables for expenses paid on behalf of the Company and accrued rent due from previous years.

UResults of Operations

We have not had operations since August 2004.

For the three months ended March 31, 2008, the Company had a net gain of $6,726 compared to a net loss for the three months ended March 31, 2007 of $8,761. The gain is the result of reassessment of California state taxes owed.

The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended March 31, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange

Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, President, Andrew Ippolito

Exhibit 31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, Secretary, Jeanett Ippolito

Exhibit 32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, President, Andrew Ippolito

Exhibit 32.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, Secretary, Jeanett Ippolito

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDiscovery Oil, LTD.

(Registrant)

UBy:/s/Andrew V. Ippolito                     U

Date: U            May 15, 2008

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U           May 15, 2008

M. Jeanett Ippolito

Secretary