Form 10-Q
period 2008-06-30
DISCOVERY OIL LTD
filed 2008-08-15
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,596	$1,920
Prepaid expenses	-	3,500
Total Current Assets	5,596	5,420

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	352	467
TOTAL ASSETS	$5,948	$5,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$89,437	$84,996
Related party payable	142,873	113,768
Advances payable	7,000	7,000
Accrued expense	845	165
State tax liability	32,323	31,569
Total Current Liabilities	272,478	237,498

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,194,352)	(1,159,433)
Total Stockholders' Equity (Deficit)	(248,436)	(231,611)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$5,948	$5,887

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended				Six Months Ended
		June 30,		June 30,		June 30,		June 30,
		2008		2007		2008		2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES
		$-		$-		$-		$-

OPERATING EXPENSES
State tax expense		348		563		755		1,127
General and administrative expenses		19,831		14,227		27,564		22,423
Total operating expenses		20,179		14,790		28,112		23,550
LOSS FROM OPERATIONS		(20,179)		(14,790)		(28,319)		(23,550)

OTHER INCOME (EXPENSES)
Interest income		-		464		-		464
Interest expense		(3,374)		(2,783)		(6,600)		(5,359)
	TOTAL OTHER INCOME (EXPENSES)	(3,374)		(2,319)		(6,600)		(4,895)

LOSS BEFORE TAXES		(23,553)		(17,109)		(34,919)		(28,445)
INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(23,553)		$(17,109)		$(34,919)		$(28,445)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(34,919)	$(28,445)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	115	154
Accounts payable	4,441	14,027
Prepaid expenses	3,500	-
Accrued expense	680	-
State tax liability	754	1,127
Net cash provided (used) by operating activities	(25,429)	(13,137)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Related party payable proceeds	29,105	12,500
Net cash provided by financing activities	29,105	12,500

Net increase (decrease) in cash and cash equivalents	3,676	(637)

Cash at beginning of period	1,920	1,323

Cash at end of period	$5,596	$686
	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2008, the Company has a deficit of $1,194,352. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the six months ended June 30, 2008 the Company estimated its California corporate tax liability to be $32,323.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

The Company has a related party payable to its, president and director, for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at June 30, 2008 and December 31, 2007 is $142,873 and $113,768, respectively.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

June 30, 2008

NOTE 5 - CORRECTION OF AN ERROR

The Company’s financial statements as of March 31, 2008, contained an error in the calculation of state tax liability, the error was corrected in the current period. The effect of the correction was to increase state tax liability by $18,095 and to increase the net loss and accumulated deficit at March 31, 2008 by $18,095.

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

UPlan of Operation

Since the sale of previous interests in August 2004, Discovery Oil has no revenue and has become a shell company.  The Company is currently searching for a new investment opportunity, which would probably take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with any possible merger candidates.

The Company's major shareholders have undertaken to make funds available to the Company in amounts sufficient to enable us to satisfy our reporting and other obligations as a public Company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates.

Given our lack of cash or other assets, we will be extremely limited in our attempts to locate potential business situations for investigation.  We do not know when, or if, we may be able to locate investment opportunities or potential merger candidates.  Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of our officers and directors.  Although the current focus of management is to find investment opportunities or merger candidates within the oil industry, we will also consider other ventures and reserve the right to evaluate and to enter into any type of business opportunity, in any stage of development, in any location.

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

As part of our investigation of acquisition possibilities, we may meet with executive officers of the business and its personnel, inspect its facilities, obtain independent analysis or verification of the information provided and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, we intend to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.  We can give no assurance that we will be able to find a suitable business opportunity which may desire to combine with Discovery Oil.

The Company plans to fund its operations during fiscal year 2008 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.

ULiquidity and Capital Resources

As of June 30, 2008, the Company had $5,596 in cash and liabilities of $272,478.  As of December 31, 2007, the Company had cash of $1,920 and liabilities of $237,498. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s president pays expenses on behalf of the Company. The balance due to this executive at June 30, 2008 was $142,873. This includes cash loans, payables for expenses paid on behalf of the Company and accrued rent due from previous years.

UResults of Operations

We have not had operations since August 2004.

For the six months ended June 30, 2008, the Company had a net loss of $34,919 compared to a net loss for the six months ended June 30, 2007 of $28,445. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the six months ended June 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief

Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were ineffective.

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

Date: U       August 13, 2008

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U     August 13, 2008

M. Jeanett Ippolito

Secretary