Form 10-Q
period 2008-09-30
DISCOVERY OIL LTD
filed 2008-11-14
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$844	$1,920
Prepaid expenses	-	3,500
Total Current Assets	844	5,420

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	294	467

TOTAL ASSETS	$1,138	$5,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$91,915	$84,996
Related party payable	147,873	113,768
Advances payable	7,000	7,000
Accrued expense	845	165
State tax liability	33,079	31,569
Total Current Liabilities	280,712	237,498

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,207,396)	(1,159,433)
Total Stockholders' Equity (Deficit)	(279,574)	(231,611)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,138	$5,887

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS
		Three Months Ended				Nine Months Ended
		September 30,		September 30,		September 30,		September 30,
		2008		2007		2008		2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$-		$-		$-

OPERATING EXPENSES
State tax expense		756		563		1,510		1,690
Consulting Expense		-				-
General and administrative expenses		8,672		7,652		36,237		30,076
Total operating expenses		9,428		8,215		37,747		31,766

LOSS FROM OPERATIONS		(9,428)		(8,215)		(37,747)		(31,766)

OTHER INCOME (EXPENSES)
Other income		-		200				200
Interest income		-		-				464
Interest expense		(3,616)		-		(10,216)		(5,359)
	TOTAL OTHER INCOME (EXPENSES)	(3,616)		200		(10,216)		(4,695)

LOSS BEFORE TAXES		(13,044)		(8,015)		(47,963)		(36,461)

INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(13,044)		$(8,015)		$(47,963)		$(36,461)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(47,963)	$(36,461)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	173	233
Accounts payable	6,919	14,027
Prepaid expenses	3,500	-
Accrued expense	680	-
State tax liability	1,510	1,690
Net cash provided (used) by operating activities	(35,181)	(20,511)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	34,105	20,500
Net cash provided by financing activities	34,105	20,500

Net increase (decrease) in cash and cash equivalents	(1,076)	(11)

Cash at beginning of period	1,920	1,323

Cash at end of period	$844	$1,312
	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2008, the Company has a deficit of $1,207,396. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the nine months ended September 30, 2008 the Company estimated its California corporate tax liability to be $33,079.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

The Company has a related party payable to its President and Director, for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at September 30, 2008 and December 31, 2007 is $147,873 and $113,768, respectively.

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

We are now a shell corporation and have not had operations since 2004 or generated or realized any revenues from our business operations since that time.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our need for capital is minimal and is primarily related to our status as a fully reporting company under the Securities Exchange Act of 1934, as amended. Our only other source for cash at this time is our President, Director and Chief Financial Officer, Andrew Ippolito. We believe that he will continue to provide sufficient funds to enable us to continue current operations. Other than as described in this paragraph, we have no other financing plans. In the event that Mr. Ippolito is not able or willing to provide the necessary financing, we may not be able to maintain our status as a fully reporting company.

General

Our management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto as published with the Company’s Form 10K filed with the Securities Exchange Commission on April 14, 2008, and with the reviewed financial statements included herein.  The following statements may be forward-looking in nature and actual results may differ materially.

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

We may seek a business opportunity with a firm which only recently commenced operations, a developing company in need of additional funds for expansion into new products or markets, an entity seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition of, or merger with, a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

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

ULiquidity and Capital Resources

As of September 30, 2008, the Company had $844 in cash and liabilities of $280,712.  As of December 31, 2007, the Company had cash of $1,920 and liabilities of $237,498. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s President pays expenses on behalf of the Company. The balance due to this executive at September 30, 2008 was $147,873. This includes cash loans, expenses paid on behalf of the Company, and accrued rent due from previous years.

UResults of Operations

We have not had operations since August 2004.

For the nine months ended September 30, 2008, the Company had a net loss of $47,963 compared to a net loss for the nine months ended September 30, 2007 of $36,461. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the nine months ended September 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective.

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

Date: U       November 14, 2008

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U     November 14, 2008

M. Jeanett Ippolito

Secretary