Form 10-K
period 2008-12-31
DISCOVERY OIL LTD
filed 2009-03-31
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-K

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2008

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

Common Stock, $.001 par value.

(Title of Class)

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at close of market on March 23, 2009 of $0.008, the aggregate market value of the Registrant’s common stock held by non-affiliates was $65,651.

The number of shares outstanding of the registrant's common stock as of March 23, 2009:  25,245,921 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY OIL, LTD.

Form 10-K

December 31, 2008

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains certain forward-looking statements. These forward looking statements might include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved staff comments.

As a smaller reporting company, we are not required to provide the information required by this item.  However, there are no unresolved staff comments as of the year ended December 31, 2008 or subsequently.

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

	HIGH	LOW
Quarter ended 3-31-2007	$0.0275	$0.0125
Quarter ended 6-30-2007	$0.0275	$0.02
Quarter ended 9-30-2007	$0.025	$0.0125
Quarter ended 12-31-2007	$0.02	$0.01
Quarter ended 3-31-2008	$0.0175	$0.0075
Quarter ended 6-30-2008	$0.0075	$0.005
Quarter ended 9-30-2008	$0.0175	$0.007
Quarter ended 12-31-2008	$0.0025	$0.025
At March 23, 2009	.0007	.0005

Currently, there are eight broker-dealers making a market on the Company’s common stock.

Holders.

The number of stockholders of record at March 23, 2009 was 5,894.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

The company did not effect any repurchases of securities during the years ended December 2008 or 2007.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

During the period covered by this report the Company sold no equity securities that were registered under the Security Act of 1933, as amended.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

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

Results of Operations

For the year ended December 31, 2008, compared to the year ended December 31, 2007.

The Company reported a net loss of $59,828 for the year ended December 31, 2008, compared to a net loss of $51,982 for the year ended December 31, 2007.  Revenues were $0 in both years.

Financial Condition and Liquidity

Total assets at December 31, 2008 were $3,371, stockholder's deficit was $291,439, and the accumulated deficit was $1,219,261.  Net loss from operations was $45,740 during the year ended December 31, 2008.  The majority of the cash was expended for normal company operations as well as the continuing search for new investment opportunities.

The Company's liabilities increased to $294,810 at December 31, 2008 compared to $237,498 at December 31, 2008, primarily due to an increase in a related party payable.

The Company plans to fund its operations during fiscal year 2009 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue in 2009 would be negligible as the Company has yet to locate a new investment opportunity.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

Significant Equipment Purchases and Requirements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

Discovery Oil, Ltd.
Malibu, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd as of December 31, 2008 and 2007 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 25, 2009

Bank of America Financial Center
601 W. Riverside, Suite 1940, Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114

www.williams-webster.com

Center for Public Company Audit Firms
Private Companies Practice Section
AICPA, WSCPA

DISCOVERY OIL, LTD.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$3,135	$1,920
Prepaid expenses	-	3,500
Total Current Assets	3,135	5,420

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	236	467

TOTAL ASSETS	$3,371	$5,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$95,431	$84,996
Related party payable	157,873	113,768
Advances payable	7,000	7,000
Accrued expense	845	165
State tax liability	33,661	31,569
Total Current Liabilities	294,810	237,498

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,219,261)	(1,159,433)
Total Stockholders' (Deficit)	(291,439)	(231,611)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$3,371	$5,887

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Years Ended
		December 31,		December 31,
		2008		2007

REVENUES
Royalty income		$-		$-

OPERATING EXPENSES
State tax expense		2,093		3,398
Legal and accounting		30,625		24,539
Stock transfer expense		8,159		8,339
General and administrative expenses		4,863		5,643
Total operating expenses		45,740		41,919

LOSS FROM OPERATIONS		(45,740)		(41,919)

OTHER INCOME (EXPENSES)
Other income		-		200
Interest income		-		464
Interest expense		(14,088)		(10,727)
	TOTAL OTHER INCOME (EXPENSES)	(14,088)		(10,063)

LOSS BEFORE TAXES		(59,828)		(51,982)

INCOME TAX EXPENSE		-		-

NET LOSS		$(59,828)		$(51,982)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2006	25,245,921	$25,247	$902,575	$(1,107,451)	$(179,629)

Net loss for the year ended
December 31, 2007	-	-	-	(51,982)	(51,982)

Balance December 31, 2007	25,245,921	25,247	902,575	(1,159,433)	(231,611)

Net loss for the period ended
December 31, 2008				(59,828)	(59,828)

Balance December 31, 2008	25,245,921	$25,247	$902,575	$(1,219,261)	$(291,439)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(59,828)	$(51,982)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	231	311
Accounts payable	10,434	26,704
Prepaid expenses	3,500	(3,500)
Accrued expense	680	165
State tax liability	2,093	3,399
Net cash provided (used) by operating activities	(42,890)	(24,903)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	44,105	25,500
Net cash provided by financing activities	44,105	25,500

Net increase (decrease) in cash and cash equivalents	1,215	597

Cash at beginning of period	1,920	1,323

Cash at end of period	$3,135	$1,920
	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

NOTE 1 – DESCRIPTION OF BUSINESS

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

Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

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

At December 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no outstanding options or warrants at December 31, 2008 and 2007; accordingly, only basic earnings (loss) are presented.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets, that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company has no Level 3 assets or liabilities.

The Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January 1, 2009. FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

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

At December 31, 2008 and December 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $414,500 and $387,000, respectively, principally arising from operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008. The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows:

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Net operating loss carryforward	$1,219,300	$1,159,000

Deferred tax asset	$414,500	$394,000
Deferred tax asset valuation allowance	$(414,500)	$(394,000)

At December 31, 2008 and December 31, 2007, the Company has net operating loss carryforwards of approximately $1,219,300 and $1,159,000 respectively, which expire in the years 2021 through 2027. Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 4 regarding Company’s liability for state income tax reporting.  The Company’s valuation allowance increased $20,500 from December 31, 2007 to December 31, 2008.

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

The current company policy is to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The statue of limitations remains open for U.S. and certain state income tax examinations for tax years from 1991 and forward, due to non filing.  State Income tax expense for the year ended December 31, 2008 includes $20,061 in interest and penalties. As of December 31, 2008, we have no accrued interest and penalties related to uncertain tax positions. As of December 31, 2008, we do not expect our unrecognized tax benefits to change significantly over the next 12 months. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

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

In the year ended December 31, 2007, the Company issued no stock.

In the year ended December 31, 2008, the Company issued no stock.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the accelerated balance method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2008	December 31, 2007
Office equipment	2,037	2,037
Total assets	2,037	2,037
Less accumulated depreciation	(1,801)	(1,570)
Total Net Equipment	$ 236	$ 467

Depreciation and amortization expense for the year ended December 31, 2008 was $231.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5– STATE TAX LIABILITY

For the year ended December 31, 2008 the Company estimated its California corporate tax liability to be $33,661.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 6 – RELATED PARTY PAYABLE

The Company has a related party payable to its, president and director, for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2008 and December 31, 2007 is $157,873 and $113,768, respectively.

NOTE 7 – ADVANCES PAYABLE

In the year ended December 31, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears no interest and is payable upon demand.  As of December 31, 2008, the outstanding balance remains unpaid.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Discovery Oil, Ltd.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2008, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  As a result of these material weaknesses, management concluded that the company’s disclosure controls and procedures were ineffective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In the

course of the evaluation, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Insufficient Knowledgeable and Competent Personnel in Key Positions.  There are insufficient knowledgeable and competent personnel in key positions within the Company.  Because Discovery Oil is a shell corporation, the Company has virtually no operations.  The two Directors are the only individuals who remain involved with the Company, with the exception of the Company’s outside accountant providing bookkeeping services.  The two Directors are not independent, and have insufficient technical and reporting expertise to provide adequate oversight of financial reporting.  In addition, fundamental elements of an effective control environment were not present as of December 31, 2008, including independent oversight of management and financial reporting, a code of conduct or ethics, and controls to address the risk of management override.  This deficiency led to identification by the auditors of required material adjustments to the financial statements.

Based on the material weakness described above, management concluded that, as of December 31, 2008, internal control over financial reporting was not effective.

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

Item 9b. Other Events

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name of Executive Officers and		Principal Occupation, Five-Year
Directors and Positions Held	Age	Business History and Directorships
Andrew V. Ippolito, President	77	Currently and for the past 30 years,
and Chairman of the Board of		Mr. Ippolito functioned as a
Directors		business executive, diplomat, Honorary Consul
		General of Liberia and General Secretary of the
		Los Angeles Consular Corps, representing more
		than 86 countries and providing access to
		international finance and trade markets. Current
		President and Chairman of the Board of Discovery
		Oil, LTD.

M. Jeanett Ippolito, Secretary	67	Mrs. Ippolito has been a real estate broker
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

When we resume active operations, the Board of Directors will review current requirements and establish a Code of Ethics as soon as practicable.

Item 11. Executive Compensation

No executive officers  received compensation of any kind during the fiscal year ended December 31, 2008.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Andrew Ippolito President and Director	2008	0	0	0	0	0	0	0
M. Jeanett Ippolito Secretary and Director	2008	0	0	0	0	0	0	0

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2008:

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

Compensation of Directors:

Directors are not compensated for their activity as directors.  The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  No director received compensation for services during the year ended December 31, 2008.

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

There is no employment agreement between the Company and our other executive officers.  See Item 6, Plan of Operations, for additional discussion of the Company’s relationship with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2008 by:

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
PO Box 222, Bowling Green Station
New York NY 10274

Andrew V. Ippolito, president and a director, and his wife M. Jeanett Ippolito, secretary and a director, collectively own 17,039,523 shares of the Registrant's common stock representing 67.4% of the total outstanding shares as of March 23, 2009.

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

Item 13. Certain Relationships and Related Transactions

At December 31, 2002, the Company had a related party payable to its president and director for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2008 and December 31, 2007 is $157,873 and $113,768, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  The lease expired at December 31, 2006 and has not been renewed.  The Company also agreed to pay mileage for his travels relating to the Company. During 2008 and 2007, the Company accrued $0 for rent, travel, general and administrative expenses.

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2008 and 2007 were $27,689 and $27,776 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2008 and 2007 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

Item 15. Exhibits

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

Date:  March 31, 2009

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  March 31, 2009