Form 10-Q
period 2009-03-31
DISCOVERY OIL LTD
filed 2009-05-20
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

UDiscovery Oil, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE	000-06541	83-0207909
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6127 Ramirez Canyon Road, Malibu, CA	90265
(Address of principal executive offices)	(Zip Code)

U(310) 457-1967

(Registrant's telephone number, including area code)

U                                        N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2009, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

9

Item 4 – Controls and Procedures

9

PART II - OTHER INFORMATION

Item 6 - Exhibits

11

SIGNATURES

12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS
	March 31	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$538	$3,135
Total Current Assets	538	3,135

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	181	236

TOTAL ASSETS	$719	$3,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$98,459	$95,431
Related party payable	166,008	157,873
Advances payable	7,000	7,000
Accrued expense	845	845
State tax liability	35,216	33,661
Total Current Liabilities	307,528	294,810

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,234,631)	(1,219,261)
Total Stockholders' (Deficit)	(306,809)	(291,439)
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$719	$3,371

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31		March 31
		2009		2008
		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$-

OPERATING EXPENSES
State tax expense		1,554		200
General and administrative expenses		9,902		7,734
Total operating expenses		11,456		7,934

LOSS FROM OPERATIONS		(11,456)		(7,934)

OTHER INCOME (EXPENSES)
Other income - change in estimate		-		17,887
Interest expense		(3,914)		(3,227)
	TOTAL OTHER INCOME (EXPENSES)	(3,914)		14,660

LOSS BEFORE TAXES		(15,370)		6,726

INCOME TAX EXPENSE		-		-

NET LOSS		$(15,370)		$6,726

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31	March 31
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(15,370)	$6,726
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	55	57
Accounts payable	3,029	(3,651)
Prepaid expenses	-	3,500
Accrued expense	-	680
State tax liability	1,554	(17,688)
Net cash provided (used) by operating activities	(10,732)	(10,376)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	8,135	10,105
Net cash provided by financing activities	8,135	10,105

Net increase (decrease) in cash and cash equivalents	(2,597)	(271)

Cash at beginning of period	3,135	1,920

Cash at end of period	$538	$1,649

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation SX as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2009, the Company has a deficit of $1,234,631. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the three months ended March 31, 2009 the Company estimated its California corporate tax liability to be $1,554.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2002, the Company had a related party payable to its president and director, for funds advanced on an unsecured and non interest-bearing basis to the Company. The amount due at March 31, 2009 and December 31, 2008 was $166,008 and $157,873, respectively.

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

General

Our management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and notes thereto as published with the Company’s Form 10K filed with the Securities Exchange Commission on March 31, 2009, and with the reviewed financial statements included herein.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had $538 in cash and liabilities of $307,528.  As of December 31, 2008, the Company had cash of $3,135 and liabilities of $294,810. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s President pays expenses on behalf of the Company. The balance due to this executive at March 31, 2009 was $166,008. This includes cash loans, expenses paid on behalf of the Company, and accrued rent due from previous years.

Results of Operations

We have not had operations since August 2004.

For the three months ended March 31, 2009, the Company had a net loss of $15,370 compared to a net gain for the three months ended March 31, 2008 of $6,726.  The increased net loss was due to a tax restatement, as well as an increase in accounting fees.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the three months ended March 31, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange

Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

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

Date: U       May 15, 2009

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U        May 15, 2009

M. Jeanett Ippolito

Secretary