Form 10-Q
period 2009-06-30
DISCOVERY OIL LTD
filed 2009-08-14
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2009, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

11

Item 4 – Controls and Procedures

11

PART II - OTHER INFORMATION

Item 6 - Exhibits

13

SIGNATURES

14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,077	$3,135
Total Current Assets	1,077	3,135

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	126	236

TOTAL ASSETS	$1,203	$3,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$104,813	$95,431
Related party payable	174,508	157,873
Advances payable	7,000	7,000
Accrued expense	-	845
State tax liability	35,631	33,661
Total Current Liabilities	321,952	294,810

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,248,571)	(1,219,261)
Total Stockholders' (Deficit)	(320,749)	(291,439)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$1,203	$3,371

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended				Six Months Ended
		June 30,		June 30,		June 30,		June 30,
		2009		2008		2009		2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES
Royalty income		$-		$-		$-		$-

OPERATING EXPENSES
State tax expense		415		348		1,970		755
General and administrative expenses		9,344		19,831		19,245		27,564
Total operating expenses		9,759		20,179		21,215		28,319

LOSS FROM OPERATIONS		(9,759)		(20,179)		(21,215)		(28,319)

OTHER INCOME (EXPENSES)
Other income - change in estimate		-		-		-		-
Interest expense		(4,181)		(3,374)		(8,095)		(6,600)
	TOTAL OTHER INCOME (EXPENSES)	(4,181)		(3,374)		(8,095)		(6,600)

LOSS BEFORE TAXES		(13,940)		(23,553)		(29,310)		(34,919)

INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(13,940)		$(23,553)		$(29,310)		$(34,919)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30	June 30
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(29,310)	$(34,919)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	110	115
Accounts payable	9,382	4,441
Prepaid expenses	-	3,500
Accrued expense	(845)	680
State tax liability	1,970	754
Net cash provided (used) by operating activities	(18,693)	(25,429)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	16,635	29,105
Net cash provided by financing activities	16,635	29,105

Net increase (decrease) in cash and cash equivalents	(2,058)	3,676

Cash at beginning of period	3,135	1,920

Cash at end of period	$1,077	$5,596

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

JUNE 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation SX as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.

The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

JUNE 30, 2009

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165), effective for interim and annual periods ending after June 15, 2009.  The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

JUNE 30, 2009

a. The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b. The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c. The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2009, the Company has a deficit of $1,248,571. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the six months ended June 30, 2009 the Company estimated its California corporate tax liability to be $1,970.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2002, the Company had a related party payable to its, president and director for funds advanced on an unsecured and non interest-bearing basis to the Company. The amount due at June 30, 2009 and December 31, 2008 was $174,508 and $157,873, respectively.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended June 30, 2009, and through the filing date of August 14, 2009, there were no recognizable or non recognizable subsequent events.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had $1,077 in cash and liabilities of $321,952.  As of December 31, 2008, the Company had cash of $3,135 and liabilities of $294,810. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s President pays expenses on behalf of the Company. The balance due to this executive at June 30, 2009 was $174,508. This includes cash loans, expenses paid on behalf of the Company, and accrued rent due from previous years.

Results of Operations

We have not had operations since August 2004.

For the six months ended June 30, 2009, the Company had a net loss of $29,310 compared to a net loss for the six months ended June 30, 2008 of $34,919.  The decrease in net loss was due primarily to a decrease in general and administrative expenses.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the six months ended June 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange

Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective.

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

Date: U       August 14, 2009

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U        August 14, 2009

M. Jeanett Ippolito

Secretary