Form 10-Q
period 2009-09-30
DISCOVERY OIL LTD
filed 2009-11-17
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 15, 2009, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

11

Item 4 – Controls and Procedures

11

PART II - OTHER INFORMATION

Item 6 - Exhibits

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$246	$3,135
Total Current Assets	246	3,135

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	71	236

TOTAL ASSETS	$317	$3,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$117,279	$95,431
Related party payable	174,508	157,873
Advances payable	7,000	7,000
Accrued expense	-	845
State tax liability	36,042	33,661
Total Current Liabilities	334,829	294,810

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,262,334)	(1,219,261)
Total Stockholders' (Deficit)	(334,512)	(291,439)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$317	$3,371

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Three Months Ended				Nine Months Ended
		September 30,		September30,		September 30,		September 30,
		2009		2008		2009		2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-		$-

OPERATING EXPENSES
State tax expense		411		756		2,380		1,510
General and administrative expenses		8,892		8,672		28,138		36,237
Total operating expenses		9,303		9,428		30,518		37,747

LOSS FROM OPERATIONS		(9,303)		(9,428)		(30,518)		(37,747)

OTHER INCOME (EXPENSES)
Interest expense		(4,460)		(3,616)		(12,555)		(10,216)
	TOTAL OTHER INCOME (EXPENSES)	(4,460)		(3,616)		(12,555)		(10,216)

LOSS BEFORE TAXES		(13,763)		(13,044)		(43,073)		(47,963)

INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(13,763)		$(13,044)		$(43,073)		$(47,963)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921		25,245,921		25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(43,073)	$(47,963)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	165	173
Accounts payable	21,849	6,919
Prepaid expenses	-	3,500
Accrued expense	(845)	680
State tax liability	2,380	1,510
Net cash provided (used) by operating activities	(19,524)	(35,181)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	16,635	34,105
Net cash provided by financing activities	16,635	34,105

Net increase (decrease) in cash and cash equivalents	(2,889)	(1,076)

Cash at beginning of period	3,135	1,920

Cash at end of period	$246	$844

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation SX as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Recent Accounting Pronouncements

In June 2009, FASB issued ASU 2009-01 Topic 105 — Generally Accepted Accounting Principles. ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In October 2009, FASB issued ASU 2009-13 Revenue Recognition (Topic 605). ASU 2009-05 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of this ASU in not anticipated to have a material impact on the Company’s financial position or results of operation.

In August 2009, FASB issued ASU 2009-05 Fair Value Measurements and Disclosure (Topic 820). ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2009

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.

SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2009, the Company has a deficit of $1,262,334. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the nine months ended September 30, 2009 the Company estimated its California corporate tax liability to be $2,380.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2009

NOTE 4 – RELATED PARTY PAYABLE

At December 31, 2002, the Company had a related party payable to its, president and director for funds advanced on an unsecured and non interest-bearing basis to the Company. The amount due at September 30, 2009 and December 31, 2008 was $174,508 and $157,873, respectively.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended September 30, 2009, there were no recognizable or non recognizable subsequent events.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had $246 in cash and liabilities of $334,829.  As of December 31, 2008, the Company had cash of $3,135 and liabilities of $294,810. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s President pays expenses on behalf of the Company. The balance due to this executive at September 30, 2009 was $174,508.  This includes cash loans, expenses paid on behalf of the Company, and accrued rent due from previous years.

Results of Operations

We have not had operations since August 2004.

For the nine months ended September 30, 2009, the Company had a net loss of $43,073 compared to a net loss for the nine months ended September 30, 2008 of $47,963.  The decrease in net loss was due primarily to a decrease in general and administrative expenses.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the nine months ended September 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective.

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

UBy:/s/Andrew V. Ippolito                     U

Date: U      November 17, 2009

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U       November 17, 2009

M. Jeanett Ippolito

Secretary