Form 10-K
period 2009-12-31
DISCOVERY OIL LTD
filed 2010-03-31
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-K

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

(  )  Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

DISCOVERY OIL, LTD.

(Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	000-06541 Commission File Number	83-0207909 (I.R.S. Employer Identification Number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at close of market on March 30, 2010 of $0.009, the aggregate market value of the Registrant’s common stock held by non-affiliates was $73,857.

The number of shares outstanding of the registrant's common stock as of March 30, 2010:  25,245,921 shares.

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

Current Strategy

Since the sale of previous interests, Discovery Oil has no revenue and has become a shell company.  The Company is currently searching for a new investment opportunity, which would probably take the form of a merger, stock- for-stock exchange or stock-for-assets exchange.  No assurances can be made that we will be successful in locating and negotiating with possible merger candidates.

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

Item 1B.  Unresolved staff comments.

As a smaller reporting company, we are not required to provide the information required by this item.  However, there are no unresolved staff comments as of the year ended December 31, 2009 or subsequently.

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

Item 4. Reserved

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

	HIGH	LOW
Quarter ended 3-31-2008	$0.0175	$0.0075
Quarter ended 6-30-2008	$0.0075	$0.005
Quarter ended 9-30-2008	$0.0175	$0.007
Quarter ended 12-31-2008	$0.0025	$0.025
Quarter ended 3-31-2009	$0.01	$0.0005
Quarter ended 6-30-2009	$0.05	$0.0075
Quarter ended 9-30-2009	$0.02	$0.01
Quarter ended 12-31-2009	$0.005	$0.0025
At March 30, 2009	.009	.009

Currently, there are eight broker-dealers making a market on the Company’s common stock.

Holders.

The number of stockholders of record at March 30, 2010 was 5,894.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

The company did not effect any repurchases of securities during the years ended December 2009 or 2008.

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

Results of Operations

For the year ended December 31, 2009, compared to the year ended December 31, 2008.

The Company reported a net loss of $55,362 for the year ended December 31, 2009, compared to a net loss of $59,828 for the year ended December 31, 2008.  Revenues were $0 in both years.

Financial Condition and Liquidity

Total assets at December 31, 2009 were $490, stockholder's deficit was $346,801, and the accumulated deficit was $1,274,623.  Net loss from operations was $38,054 during the year ended December 31, 2009.  The majority of the cash was expended for normal company operations as well as the continuing search for new investment opportunities.

The Company's liabilities increased to $347,292 at December 31, 2009 compared to $294,810 at December 31, 2008, primarily due to operating expenses.

The Company plans to fund its operations during fiscal year 2010 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue in 2010 would be negligible as the Company has yet to locate a new investment opportunity.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Contractual Obligations

None.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  For detailed information, please see Note 2 to the Financial Statements beginning on page 16 of this report on Form 10K.

Significant Equipment Purchases and Requirements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

BEHLERMICK PS®
Bank of America Financial Center
601 W Riverside, Suite 430
Spokane, WA 99201
United States of America

To the Board of Directors and
Stockholders of Discovery Oil, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Discovery Oil, Ltd. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. Discovery Oil, Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Oil, Ltd as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

BehlerMick PS

BehlerMick PS
Spokane, Washington
March 22, 2010

T: +1 509 838 5111
F: +1 509 838 5114

DISCOVERY OIL, LTD.
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$464	$3,135
Total Current Assets	464	3,135

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	26	236

TOTAL ASSETS	$490	$3,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$126,771	$95,431
Related party payable	177,071	157,873
Advances payable	7,000	7,000
Accrued expense	-	845
State tax liability	36,449	33,661
Total Current Liabilities	347,291	294,810

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,274,623)	(1,219,261)
Total Stockholders' (Deficit)	(346,801)	(291,439)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$490	$3,371

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS

		Year Ended
		December 31,		December 31,
		2009		2008

REVENUES		$-		$-

OPERATING EXPENSES
State tax expense		2,787		2,093
General and administrative expenses		35,267		43,647
Total operating expenses		38,054		45,740

LOSS FROM OPERATIONS		(38,054)		(45,740)

OTHER INCOME (EXPENSES)
Interest expense		(17,308)		(14,088)
	TOTAL OTHER INCOME (EXPENSES)	(17,308)		(14,088)

LOSS BEFORE TAXES		(55,362)		(59,828)

INCOME TAX EXPENSE		-		-

NET LOSS		$(55,362)		$(59,828)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2007	25,245,921	$25,247	$902,575	$(1,159,433)	$(231,611)

Net loss for the period ended
December 31, 2008				(59,828)	(59,828)

Balance December 31, 2008	25,245,921	25,247	902,575	(1,219,261)	(291,439)

Net loss for the period ended
December 31, 2009				(55,362)	(55,362)

Balance December 31 2009	25,245,921	$25,247	$902,575	$(1,274,623)	$(346,801)

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(55,362)	$(59,828)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	210	231
Accounts payable	31,341	10,434
Prepaid expenses	-	3,500
Accrued expense	(845)	680
State tax liability	2,787	2,093
Net cash provided (used) by operating activities	(21,869)	(42,890)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	19,198	44,105
Net cash provided by financing activities	19,198	44,105

Net increase (decrease) in cash and cash equivalents	(2,671)	1,215

Cash at beginning of period	3,135	1,920

Cash at end of period	$464	$3,135

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2009

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, that require new disclosures and clarify existing disclosures. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

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

In August 2009, FASB issued ASU 2009-05 Fair Value Measurements and Disclosure (Topic 820). ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2009

enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.

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

Earnings Per Share

Basic net income/loss per share was computed by dividing the net income/loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2009

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2009, the Company has a deficit of $1,274,623. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.

At December 31, 2009 and December 31, 2008, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $433,400 and $414,500, respectively, principally arising from operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2009. The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Net operating loss carryforward	$1,274,600	$1,219,300

Deferred tax asset	$433,400	$414,500
Deferred tax asset valuation allowance	$(433,400)	$(414,500)

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2009

At December 31, 2009 and December 31, 2008, the Company has net operating loss carryforwards of approximately $1,274,600 and $1,219,300 respectively, which expire in the years 2021 through 2029.   Utilization of the net operating losses is contingent upon the Company’s filing of federal income tax returns, currently in arrears.  See Note 4 regarding Company’s liability for state income tax reporting.  The Company’s valuation allowance increased $18,900 from December 31, 2008 to December 31, 2009.

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

In the year ended December 31, 2009, the Company issued no stock.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the accelerated balance method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2009	December 31, 2008
Office equipment	2,037	2,037
Total assets	2,037	2,037
Less accumulated depreciation	(2,011)	(1,801)
Total Net Equipment	$ 26	$ 236

Depreciation and amortization expense for the year ended December 31, 2009 was $210.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – STATE TAX LIABILITY

For the year ended December 31, 2009 the Company estimated its California corporate tax liability to be $36,449.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

DISCOVERY OIL, LTD.

Notes to Financial Statements

DECEMBER 31, 2009

NOTE 6 – RELATED PARTY PAYABLE

The Company has a related party payable to its president and director for funds advanced on an unsecured and non interest-bearing basis to the Company. The amount due at December 31, 2009 and December 31, 2008 was $177,071 and $157,873, respectively.

NOTE 7 – ADVANCES PAYABLE

In the year ended December 31, 2004, the Company was loaned $7,000 from an unrelated party. This advance is uncollateralized, bears no interest and is payable upon demand.  As of December 31, 2009, the outstanding balance remains unpaid.

NOTE 8 – SUBSEQUENT EVENTS

For the year ended December 31, 2009, there were no recognizable or non recognizable subsequent events.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Discovery Oil, Ltd.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2009, management continued to identify material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  As a result of these material weaknesses, management concluded that the company’s disclosure controls and procedures remain ineffective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  In the

course of the evaluation, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Insufficient Knowledgeable and Competent Personnel in Key Positions.  There are insufficient knowledgeable and competent personnel in key positions within the Company.  Because Discovery Oil is a shell corporation, the Company has virtually no operations.  The two Directors are the only individuals who remain involved with the Company, with the exception of the Company’s outside accountant providing bookkeeping services.  The two Directors are not independent, and have insufficient technical and reporting expertise to provide adequate oversight of financial reporting.  In addition, fundamental elements of an effective control environment were not present as of December 31, 2009, including independent oversight of management and financial reporting, a code of conduct or ethics, and controls to address the risk of management override.  This deficiency led to identification by the auditors of required material adjustments to the financial statements.

Based on the material weakness described above, management concluded that, as of December 31, 2009, internal control over financial reporting was not effective.

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

Item 9b. Other Events

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name of Executive Officers and		Principal Occupation, Five-Year
Directors and Positions Held	Age	Business History and Directorships
Andrew V. Ippolito, President	78	Currently and for the past 30 years,
and Chairman of the Board of		Mr. Ippolito functioned as a
Directors		business executive, diplomat, Honorary Consul
		General of Liberia and General Secretary of the
		Los Angeles Consular Corps, representing more
		than 86 countries and providing access to
		international finance and trade markets. Current
		President and Chairman of the Board of Discovery
		Oil, LTD.

M. Jeanett Ippolito, Secretary	68	Mrs. Ippolito has been a real estate broker
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

When we resume active operations, the Board of Directors will review current requirements and establish a Code of Ethics as soon as practicable.

Item 11. Executive Compensation

No executive officers  received compensation of any kind during the fiscal year ended December 31, 2009.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Andrew Ippolito President and Director	2009	0	0	0	0	0	0	0
M. Jeanett Ippolito Secretary and Director	2009	0	0	0	0	0	0	0

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2009:

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

Compensation of Directors:

Directors are not compensated for their activity as directors.  The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  No director received compensation for services during the year ended December 31, 2009.

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

There is no employment agreement between the Company and our executive officers.  See Item 7, Plan of Operations, for additional discussion of the Company’s relationship with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2009 by:

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
PO Box 222, Bowling Green Station
New York NY 10274

Andrew V. Ippolito, president and a director, and his wife M. Jeanett Ippolito, secretary and a director, collectively own 17,039,523 shares of the Registrant's common stock representing 67.4% of the total outstanding shares as of March 30, 2010.

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

Item 13. Certain Relationships and Related Transactions

At December 31, 2002, the Company had a related party payable to its president and director for funds advanced on an unsecured and noninterest-bearing basis to the Company. The amount due to the president at December 31, 2009 and December 31, 2008 is $177,071 and $157,873, respectively.

The Company signed a lease with its president for the use of office space for $1,300 per month, or $15,600 per year.  The lease expired at December 31, 2006 and has not been renewed.  The Company also agreed to pay mileage for his travels relating to the Company. During 2009 and 2008, the Company accrued $0 for rent, travel, general and administrative expenses.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2009 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2009 and 2008 were $19,903 and $27,689 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2009 and 2008 were $0 and $0, respectively.

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

Date:  March 31, 2010

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ M. Jeanett Ippolito

By  ____________________________________

M. Jeanett Ippolito

Secretary

Date:  March 31, 2010