Form 10-Q
period 2010-09-30
DISCOVERY OIL LTD
filed 2010-11-22
CIK 29071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 15, 2010, the number of the Company's shares of par value ($0.001) common stock outstanding was 25,245,921.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

10

Item 4 – Controls and Procedures

10

PART II - OTHER INFORMATION

Item 6 - Exhibits

11

SIGNATURES

12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DISCOVERY OIL, LTD.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$306	$464
Total Current Assets	306	464

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	8	26

TOTAL ASSETS	$314	$490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$159,255	$126,771
Related party payable	180,711	177,071
Advances payable	7,000	7,000

State tax liability	39,070	36,449
Total Current Liabilities	386,036	347,291

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
200,000,000 shares authorized,
25,245,921 shares issued and outstanding, respectively	25,247	25,247
Additional paid-in capital	902,575	902,575
Accumulated deficit	(1,313,544)	(1,274,623)
Total Stockholders' (Deficit)	(385,722)	(346,801)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$314	$490

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF OPERATIONS
		Three Months Ended			Nine Months Ended
		September 30,		September 30,	September 30,	September 30,
		2010		2009	2010	2009
		(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES		$-		$-	$-	$-

OPERATING EXPENSES
State tax expense		445		411	2,621	2,380
General and administrative expenses		6,982		8,892	20,154	28,138
Total operating expenses		7,427		9,303	22,775	30,518
LOSS FROM OPERATIONS		(7,427)		(9,303)	(22,775)	(30,518)

OTHER INCOME (EXPENSES)
Interest expense		(5,711)		(4,460)	(16,146)	(12,555)
	TOTAL OTHER INCOME (EXPENSES)	(5,711)		(4,460)	(16,146)	(12,555)

LOSS BEFORE TAXES		(13,138)		(13,763)	(38,921)	(43,073)

INCOME TAX EXPENSE		-		-
NET LOSS		$(13,138)		$(13,763)	(38,921)	(43,073)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	nil	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		25,245,921		25,245,921	25,245,921	25,245,921

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(38,921)	$(43,073)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	18	165
Accounts payable	32,483	21,849
Accrued expense	-	(845)
State tax liability	2,621	2,380
Net cash provided (used) by operating activities	(3,799)	(19,524)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable proceeds	3,641	16,635
Net cash provided by financing activities	3,641	16,635

Net increase (decrease) in cash and cash equivalents	(158)	(2,889)

Cash at beginning of period	464	3,135

Cash at end of period	$306	$246

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2010, the Company has a deficit of $1,313,544. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – STATE TAX LIABILITY

For the three months ended September 30, 2010 the Company estimated its California corporate tax liability to be $39,070.  The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California.  In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

DISCOVERY OIL, LTD.

Condensed Notes to Interim Financial Statements

SEPTEMBER 30, 2009

NOTE 4 – RELATED PARTY PAYABLE

The Company has a related party payable to its president and director for funds advanced on an unsecured and non interest-bearing basis to the Company. The amount due at September 30, 2010 and December 31, 2009 was $180,711 and $177,071, respectively.

NOTE 8 – SUBSEQUENT EVENTS

For the period ended September 30, 2010, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had $306 in cash and liabilities of $386,036.  As of December 31, 2009, the Company had cash of $464 and liabilities of $347,291. If the Company cannot find a new business acceptable to it, it will have to seek additional capital either through the sale of its securities or through loans, advances or capital contributions from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

The Company does not intend to employ anyone in the future, unless its present business operations change. From time to time, Company’s President pays expenses on behalf of the Company. The balance due to this executive at September 30, 2010 was $180,711.  This includes cash loans, expenses paid on behalf of the Company, and accrued rent due from previous years.

Results of Operations

We have not had operations since August 2004.

For the nine months ended September 30, 2010, the Company had a net loss of $38,921 compared to a net loss for the nine months ended September 30, 2009 of $43,073.  The decrease in net loss was due primarily to a decrease in general and administrative expenses.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue for the nine months ended September 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to insufficient knowledgeable and competent personnel in key positions described in the 2007 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective.

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

Date: U      November 19, 2010

Andrew V. Ippolito

President, Director and

Chief Financial Officer

    /s/ M. Jeanett Ippolito

By  ____________________________________

Date: U       November 19, 2010

M. Jeanett Ippolito

Secretary